Form 10-Q
period 1995-12-31
CLX ENERGY INC
filed 1996-02-12
CIK 317438

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995

Commission File No.  0-9392

                           CLX ENERGY, INC.
         (Exact name of registrant as specified in its charter)

CO                                              84-0749623
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

1776 Lincoln Street, Suite 806, Denver, CO                     80203
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code  (303) 894-0763

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

3,220,821 shares of Common Stock, $.01 par value at February 9, 1996


CLX ENERGY, INC.
BALANCE SHEETS
December 31, 1995 and September 30, 1995
(Unaudited)

                                           December 31,   September 30,
ASSETS:                                        1995           1995
Current assets:
   Cash                                       28,718          6,719
   Accounts Receivable:
     Trade                                     1,463          2,334
     Oil and gas sales                        11,402          7,178
   Deposits and prepaid expenses                 271            720
                                             -------        -------
          Total current assets                41,854         16,951
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                330,049        330,049
       Unproved                                8,748         20,463
   Office equipment                            4,763          4,763
                                             -------        -------
                                             343,560        355,275
       Less accumulated depreciation
         and depletion                      (143,310)      (132,806)
                                             -------        -------
                                             200,250        222,469
                                             -------        -------
          Total assets                       242,104        239,420
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           21,186         11,598
   Note payable-bank                          67,375         53,375
   Current portion on long-term debt          16,644         16,680
   Due joint interest owners                   8,355          8,355
   Accrued expenses                              464            392
                                             -------        -------
          Total current liabilities          114,024         90,400
Long-term debt, less current portion                          4,134
                                             -------        -------
          Total liabilites                   114,024         94,534
                                             -------        -------
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     3,220,821 shares issued and
     outstanding                              32,208         32,208
   Additional paid-in capital                424,750        424,750
   Accumulative deficit                     (330,218)      (313,412)
                                             -------        -------
          Net stockholders' equity           128,080        144,886
                                             -------        -------
          Total Liabilities and Equities     242,104        239,420
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
STATEMENTS OF OPERATIONS
Three months ended December 31, 1995 and 1994
(Unaudited)

                                               Three Months Ended
                                                  December 31,
                                               1995          1994
Revenues:
   Oil and gas sales                          22,449        33,001
   Management fees                             4,240        16,380
                                             -------       -------
     Total revenue                            26,689        49,381

Operating costs and expenses:
   Lease operating and
     production taxes                          7,433         8,214
   Lease rentals and abandonments              1,645
   Depreciation and depletion                 10,504        16,398
   General and administrative                 45,253        49,759
                                             -------       -------
     Total operating costs and expenses       64,835        74,371
                                             -------       -------
     Operating loss                         ( 38,146)     ( 24,990)
                                             -------       -------

Other income (expenses):
   Gain on sale of assets                     23,557         5,000
   Interest income                                              78
   Interest expense                         (  2,217)     (  1,619)
                                             -------       -------
     Total other income (expenses)            21,340         3,459
                                             -------       -------

          Net income (loss)                 ( 16,806)     ( 21,531)
                                             =======       =======

Weighted average number of common
  shares outstanding                       3,220,821     3,220,821
                                           =========     =========

Net loss per common share                   (    .01)     (    .01)

The accompanying notes are an integral part of these financial statements.


CLX ENERGY, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1995 and 1994
(Unaudited)

                                                  1995          1994
Cash flows from operating activities:
   Net loss                                    ( 16,806)     ( 21,531)
   Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
       Depreciation and depletion                10,504        16,398
       Abandoned properties                         520
       Gain on sale of assets                  ( 23,557)     (  5,000)
       (Increase) in
         accounts receivable                   (  3,353)     (  4,695)
       (Increase) decrease in
         prepaid expenses                           449      (    130)
       Increase in accounts payable               9,588        11,513
       Increase in accrued expenses
         and other                                   72            15
                                                -------       -------
           Net cash provided by (used in)
             operating activities              ( 22,583)     (  3,430)

Cash flows from investing activities:
   Proceeds from sale of property and equipment  47,199         5,000
   Purchase of property and equipment          ( 12,447)     (  9,689)
                                                -------       -------
           Net cash provided by (used in)
             investing activities                34,752      (  4,689)

Cash flows from financing activities:
   New short-term borrowings                     14,000
   Payments on long-term borrowings            (  4,170)     (  4,170)
                                                -------       -------
           Net cash provided by (used in)
             financing activities                 9,830      (  4,170)
                                                -------       -------

           Net increase (decrease) in cash       21,999      ( 12,289)

Cash, beginning of period                         6,719        20,197
                                                -------       -------

Cash, end of period                              28,718         7,908
                                                =======       =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                      2,145         1,604
                                                =======       =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 1995

Note A - Basis of Presentation

The balance sheet as of December 31, 1995, the statements of operations for the three months ended December 31, 1995 and 1994 and the statements of cash flows for the three months ended December 31, 1995 and 1994 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 1995 financial statements of CLX Energy, Inc., the notes thereto and the Independent Auditors' Report thereon.

Note B - Net loss per common share

Net loss per common share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents, consisting of options, have not been considered in the computation because they have reduced the net loss per share.

Note C - Preferred stock

Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired on April 30, 1983. Except in certain specified circumstances, the Series A preferred stock is nonvoting. The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1995 for a total of $96,480 and are in arrears at December 31, 1995.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Analysis of Financial Condition

During the three months ended December 31, 1995, the Company purchased unproved oil and gas properties at a cost of approximately $8,700.
During the same period, the Company sold part of its interest in certain unproved oil and gas prospects for $47,199. The Company received $4,240 for management fees in connection with acting as contract operator for certain wells to be drilled in early 1996. The seismic program that the Company was receiving $5,000 in management fees per month in 1994 terminated at the end of December, 1994.

Capital Resources and Liquidity

At December 31, 1995 the Company had negative working capital of $72,170. Revenues from existing oil and gas production and management fees from operating a drilling program will not be adequate to cover the normal operating expenses of the Company without a reduction of general and administrative expenses. In addition, the Company may be required to continue to sell some of its oil and gas properties or raise additional capital from other sources to participate in any drilling activities.
The Company continues to attempt to acquire producing properties for stock or in leveraged transactions to increase its monthly revenues.

Analysis of Results of Operations

Oil and gas sales decreased as a result of declines in production and the sale of an interest in a producing oil property. Management fees decreased due to the termination of the seismic program at the end of December, 1994 for which the Company was receiving $5,000 per month.

Lease operating expenses and production taxes decreased due to the sale of an interest in a producing property with high operating costs and lower production taxes as a result of lower sales. Depreciation and depletion decreased primarily as a result of reduced production of oil and gas reserves and a lower cost basis of producing properties as a result of an impairment provision at September 30, 1995. General and administrative expenses decreased primarily due to a general decrease in activity.

In December, 1995 the Company sold part of its interests in two unproved oil and gas prospects that resulted in a gain of approximately $23,500. In prior year, the Company sold part of its interest in an unproved oil and gas prospect that resulted in a gain of $5,000. Interest expense increased as a result of additional short-term borrowings.

                         PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         None



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CLX ENERGY, INC.



                                              /s/ E. J. Henderson
                                              By:  E. J. Henderson
                                                   President and Chief
                                                   Financial Officer
Dated:  February 12, 1996