Form 10-Q/A
period 1995-12-31
CLX ENERGY INC
filed 1996-03-22
CIK 317438

FORM 10-Q
                            AMENDMENT #1
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

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

                     Yes[X]    No [ ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

3,220,821 shares of Common Stock, $.01 par value at February 9, 1996.

                            PART 2 - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             Exhibit 27.  Financial Data Schedule

         (b) Reports on Form 8-K

             None



                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CLX ENERGY, INC.



                                               /s/ E. J. Henderson
                                               By:  E. J. Henderson
                                                    President and Chief
                                                    Financial Officer
Dated:  March 21, 1996