Form 10-Q
period 1996-03-31
CLX ENERGY INC
filed 1996-05-02
CIK 317438

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

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

3,220,821 shares of Common Stock, $.01 par value at May 2, 1996

CLX ENERGY, INC.
March 31, 1996
INDEX
Form 10-Q


Part I. - Financial Information

          Balance Sheets - March 31, 1996 and
              September 30, 1995

          Statements of Operations for the six months and three months ended March 31, 1996 and 1995

          Statements of Cash Flows for the six months ended March 31, 1996 and 1995

          Notes to Unaudited Financial Statements

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

Part II. - Other Information

Signatures



CLX ENERGY, INC.
BALANCE SHEETS
March 31, 1996 and September 30, 1995
(Unaudited)

                                             March 31,    September 30,
ASSETS:                                        1996           1995
Current assets:
   Cash                                       20,488          6,719
   Accounts Receivable:
     Trade                                    18,994          2,334
     Oil and gas sales                        11,724          7,178
   Deposits and prepaid expenses                 197            720
                                             -------        -------
          Total current assets                51,403         16,951
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                330,049        330,049
       Unproved                                6,978         20,463
   Office equipment                            4,763          4,763
                                             -------        -------
                                             341,790        355,275
       Less accumulated depreciation
         and depletion                      (150,107)      (132,806)
                                             -------        -------
                                             191,683        222,469
                                             -------        -------
          Total assets                       243,086        239,420
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           14,843         11,598
   Note payable-bank                          62,000         53,375
   Current portion on long-term debt          12,474         16,680
   Due joint interest owners                   8,355          8,355
   Accrued expenses                              423            392
                                             -------        -------
          Total current liabilities           98,095         90,400
Long-term debt, less current portion                          4,134
                                             -------        -------
          Total liabilites                    98,095         94,534
                                             -------        -------
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     3,220,821 shares issued and
     outstanding                              32,208         32,208
   Additional paid-in capital                424,750        424,750
   Accumulative deficit                     (313,307)      (313,412)
                                             -------        -------
          Net stockholders' equity           144,991        144,886
                                             -------        -------
          Total Liabilities and Equities     243,086        239,420
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                           Six Months Ended   Three Months Ended
                                               March 31,            March 31,
                                            1996      1995      1996       1995
Revenues:
   Oil and gas sales                      49,010    53,874    26,561     20,873
   Management fees                        17,726    17,760    13,486      1,380
                                         -------   -------   -------    -------
     Total revenue                        66,736    71,634    40,047     22,253

Operating costs and expenses:
   Lease operating and
     production taxes                     15,550    16,490     8,117      8,276
   Lease rentals and abandonments          1,424     1,442  (    221)     1,442
   Depreciation and depletion             17,301    26,136     6,797      9,738
   General and administrative             70,135    81,368    24,882     31,609
                                         -------   -------   -------    -------
     Total operating costs and expenses  104,410   125,436    39,575     51,065
                                         -------   -------   -------    -------
     Operating income (loss)            ( 37,674) ( 53,802)      472   ( 28,812)
                                         -------   -------   -------    -------

Other income (expenses):
   Gain on sale of assets                 42,087     5,000    18,530        -
   Interest income                           -         561       -          483
   Interest expense                     (  4,308) (  3,414) (  2,091)  (  1,795)
                                         -------   -------   -------    -------
     Total other income (expenses)        37,779     2,147    16,439   (  1,312)
                                         -------   -------   -------    -------

          Net income (loss)                  105  ( 51,655)   16,911   ( 30,124)
                                         =======   =======   =======    =======

Weighted average number of common
  shares outstanding                   3,220,821 3,220,821 3,220,821  3,220,821
                                       ========= ========= =========  =========

Net income (loss) per common share          .00   (    .02)      .01   (    .01)

The accompanying notes are an integral part of these financial statements.


CLX ENERGY, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1996 and 1995
(Unaudited)

                                                  1996          1995
Cash flows from operating activities:
   Net income (loss)                                105      ( 51,655)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and depletion                17,301        26,136
       Abandoned properties                         520
       Gain on sale of assets                  ( 42,087)     (  5,000)
       (Increase) in
         accounts receivable                   ( 21,206)     (  2,883)
       (Increase) decrease in
         prepaid expenses                           523      (    538)
       Increase in accounts payable               3,245        23,799
       Increase in accrued expenses
         and other                                   31           124
                                                -------       -------
           Net cash provided by (used in)
             operating activities              ( 41,568)     ( 10,017)
                                                -------       -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment  68,575         5,000
   Purchase of property and equipment          ( 13,523)     ( 25,478)
                                                -------       -------
           Net cash provided by (used in)
             investing activities                55,052      ( 20,478)
                                                -------       -------

Cash flows from financing activities:
   New short-term borrowings                     14,000        20,000
   Payments on short-term borrowings           (  5,375)          -
   Payments on long-term borrowings            (  8,340)     (  8,340)
                                                -------       -------
           Net cash provided by (used in)
             financing activities                   285        11,660
                                                -------       -------

           Net increase (decrease) in cash       13,769      ( 18,835)

Cash, beginning of period                         6,719        20,197
                                                -------       -------

Cash, end of period                              20,488         1,362
                                                =======       =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                      4,277         3,290
                                                =======       =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 1996

Note A - Basis of Presentation

The balance sheet as of March 31, 1996, the statements of operations for the six months and three months ended March 31, 1996 and 1995 and the statements of cash flows for the six months ended March 31, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996 and for all periods presented have been made.

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

Note B - Net income (loss) per common share

Net income (loss) per common share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents, consisting of options, have not been considered in the computation because they would have been antidilutive.

Note C - Preferred stock

Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired in a prior year (April 30, 1983.) Except in certain specified circumstances, the Series A preferred stock is nonvoting.
The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1995 for a total of $96,480 and are in arrears at March 31, 1996.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Analysis of Financial Condition

During the six months ended March 31, 1996, the Company purchased unproved oil and gas properties at a cost of approximately $13,500.
During the same period, the Company sold part of its interest in certain unproved oil and gas prospects for $68,575. The Company received $17,726 for management fees in connection with acting as contract operator for certain wells drilled in early 1996. The seismic program that the Company was receiving $5,000 in management fees per month in 1994 terminated at the end of December, 1994.

Capital Resources and Liquidity

At March 31, 1996 the Company had negative working capital of $46,692. Revenues from existing oil and gas production and management fees from operating a drilling program will not be adequate to cover the normal operating expenses of the Company without a reduction of general and administrative expenses. In addition, the Company may be required to continue to sell some of its oil and gas properties or raise additional capital from other sources to participate in any drilling activities.
The Company continues to attempt to acquire producing properties for stock or in leveraged transactions to increase its monthly revenues.

Analysis of Results of Operations

Oil and gas sales decreased for the six months ended March 31, 1996 as a result of declines in production and the sale of an interest in a producing oil property. The sales decreases for the six months were offset by sales from a new gas well that was completed in late February of 1995. Oil and gas sales for the three months ended March 31, 1996 increased over the three months ended March 1995 primarily due to the new gas well completed in late February of 1995. Management fees increased for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 due to management fees received for acting as contract operator on certain wells drilled in early 1996.

Lease operating expenses and production taxes decreased primarily due to the sale of an interest in a producing property with high operating costs. Depreciation and depletion decreased primarily as a result of declining production on most of the oil and gas properties and a lower cost basis of producing properties as a result of an impairment provision at September 30, 1995. General and administrative expenses decreased primarily due to a general decrease in activity.

During the six months ended March 31, 1996 the Company sold part of its interests in three unproved oil and gas prospects that resulted in gains of approximately $42,000. In prior year, the Company sold part of its interest in an unproved oil and gas prospect that resulted in a gain of $5,000. Interest expense increased as a result of additional short-term borrowings.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 27. Financial Data Schedule

         (b)  Reports on Form 8-K.

              None

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CLX ENERGY, INC.



                                              /s/ E. J. Henderson
                                              By:  E. J. Henderson
                                                   President and Chief
                                                   Financial Officer
Dated:  May 2, 1996