Form 10-Q
period 1996-06-30
CLX ENERGY INC
filed 1996-07-23
CIK 317438

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

3,220,821 shares of Common Stock, $.01 par value at July 23, 1996

CLX ENERGY, INC.
June 30, 1996
INDEX
Form 10-Q


Part I. - Financial Information

          Balance Sheets - June 30, 1996 and
              September 30, 1995

          Statements of Operations for the nine months and three months ended June 30, 1996 and 1995

          Statements of Cash Flows for the nine months ended June 30, 1996 and 1995

          Notes to Unaudited Financial Statements

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

Part II. - Other Information

Signatures



CLX ENERGY, INC.
BALANCE SHEETS
June 30, 1996 and September 30, 1995
(Unaudited)

                                             June 30,     September 30,
ASSETS:                                        1996           1995
Current assets:
   Cash                                       11,112          6,719
   Accounts Receivable:
     Trade                                     2,240          2,334
     Oil and gas sales                        13,623          7,178
   Deposits and prepaid expenses                 123            720
                                             -------        -------
          Total current assets                27,098         16,951
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                329,732        330,049
       Unproved                                7,438         20,463
   Office equipment                            4,763          4,763
                                             -------        -------
                                             341,933        355,275
       Less accumulated depreciation
         and depletion                      (156,240)      (132,806)
                                             -------        -------
                                             185,693        222,469
                                             -------        -------
          Total assets                       212,791        239,420
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            6,875         11,598
   Note payable-bank                          57,000         53,375
   Current portion on long-term debt           8,304         16,680
   Due joint interest owners                   8,355          8,355
   Accrued expenses                              358            392
                                             -------        -------
          Total current liabilities           80,892         90,400
Long-term debt, less current portion                          4,134
                                             -------        -------
          Total liabilites                    80,892         94,534
                                             -------        -------
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     3,220,821 shares issued and
     outstanding                              32,208         32,208
   Additional paid-in capital                424,750        424,750
   Accumulative deficit                     (326,399)      (313,412)
                                             -------        -------
          Net stockholders' equity           131,899        144,886
                                             -------        -------
          Total Liabilities and Equities     212,791        239,420
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                          Nine Months Ended   Three Months Ended
                                               June 30,            June 30,
                                            1996      1995      1996       1995
Revenues:
   Oil and gas sales                      79,725    77,357    30,715     23,483
   Management fees                        17,726    17,760       -          -
                                         -------   -------   -------    -------
     Total revenue                        97,451    95,117    30,715     23,483

Operating costs and expenses:
   Lease operating and
     production taxes                     26,120    20,275    10,570      3,785
   Lease rentals and abandonments          1,888     3,088       464      1,646
   Depreciation and depletion             23,751    39,700     6,450     13,564
   General and administrative             97,194   102,669    27,059     21,301
                                         -------   -------   -------    -------
     Total operating costs and expenses  148,953   165,732    44,543     40,296
                                         -------   -------   -------    -------
     Operating loss                     ( 51,502) ( 70,615) ( 13,828)  ( 16,813)
                                         -------   -------   -------    -------

Other income (expenses):
   Gain on sale of assets                 44,587     6,752     2,500      1,752
   Interest income                           -         623       -           62
   Interest expense                     (  6,072) (  5,642) (  1,764)  (  2,228)
                                         -------   -------   -------    -------
     Total other income (expenses)        38,515     1,733       736   (    414)
                                         -------   -------   -------    -------

          Net loss                      ( 12,987) ( 68,882) ( 13,092)  ( 17,227)
                                         =======   =======   =======    =======

Weighted average number of common
  shares outstanding                   3,220,821 3,220,821 3,220,821  3,220,821
                                       ========= ========= =========  =========

Net loss per common share               (    .01) (    .02) (    .01)  (    .01)

The accompanying notes are an integral part of these financial statements.


CLX ENERGY, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1996 and 1995
(Unaudited)

                                                  1996          1995
Cash flows from operating activities:
   Net loss                                   (  12,987)     ( 68,882)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and depletion                23,751        39,700
       Abandoned properties                         520
       Gain on sale of assets                  ( 44,587)     (  6,752)
       (Increase) decrease in
         accounts receivable                   (  6,351)        4,046
       Decrease in
         prepaid expenses                           597           225
       Increase (decrease) in
         accounts payable                      (  4,723)     (  2,121)
       Increase (decrease) in
         accrued expenses and other            (     34)          111
                                                -------       -------
           Net cash provided by (used in)
             operating activities              ( 43,814)     ( 33,673)
                                                -------       -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment  71,075        25,421
   Redemption of certificate of deposit,
     pledges on bond                                -          25,000
   Purchase of property and equipment          ( 13,983)     ( 34,501)
                                                -------       -------
           Net cash provided by (used in)
             investing activities                57,092        15,920
                                                -------       -------

Cash flows from financing activities:
   New short-term borrowings                     14,000        30,000
   Payments on short-term borrowings           ( 10,375)     ( 10,000)
   Payments on long-term borrowings            ( 12,510)     ( 12,510)
                                                -------       -------
           Net cash provided by (used in)
             financing activities              (  8,885)        7,490
                                                -------       -------

           Net increase (decrease) in cash        4,393      ( 10,263)

Cash, beginning of period                         6,719        20,197
                                                -------       -------

Cash, end of period                              11,112         9,934
                                                =======       =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                      6,106         5,531
                                                =======       =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 1996

Note A - Basis of Presentation

The balance sheet as of June 30, 1996, the statements of operations for the nine months and three months ended June 30, 1996 and 1995 and the statements of cash flows for the nine months ended June 30, 1996 and 1995 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1996 and for all periods presented have been made.

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

Note C - Preferred stock

Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired in a prior year (April 30, 1983.) Except in certain specified circumstances, the Series A preferred stock is nonvoting.
The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1996 for a total of $104,520 and are in arrears at June 30, 1996.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Analysis of Financial Condition

During the nine months ended June 30, 1996, the Company purchased unproved oil and gas properties at a cost of approximately $13,900.
During the same period, the Company sold part of its interest in certain unproved oil and gas prospects for $68,575 and sold a producing property for $2,500. The Company received $17,726 for management fees in connection with acting as contract operator for certain wells drilled in early 1996. The seismic program that the Company was receiving $5,000 in management fees per month in 1994 terminated at the end of December, 1994.

Capital Resources and Liquidity

At June 30, 1996 the Company had negative working capital of $53,794. Revenues from existing oil and gas production and management fees from operating a drilling program will not be adequate to cover the normal operating expenses of the Company without a reduction of general and administrative expenses. In addition, the Company may be required to continue to sell some of its oil and gas properties or raise additional capital from other sources to participate in any drilling activities.
The Company continues to attempt to acquire producing properties for stock or in leveraged transactions to increase its monthly revenues.

Analysis of Results of Operations

Oil and gas sales increased for the nine months and the three months ended June 30, 1996 as a result of higher oil and gas prices and sales from a new gas well that was completed in late February of 1995. Management fees did not change significantly for the nine months ended June 30, 1996 compared to the nine months ended June 30, 1995. The 1996 fees were received for acting as contract operator on certain wells drilled in early 1996 while the 1995 management fees were received for acting as contract operator for a seismic program.

Lease operating expenses and production taxes increased primarily due to a general increase in operating costs on wells. Depreciation and depletion decreased primarily as a result of declining production on most of the oil and gas properties and a lower cost basis of producing properties as a result of an impairment provision at September 30, 1995. General and administrative expenses decreased for the nine months ended June 30, 1996 primarily due to a general decrease in activity. General and administrative expenses increased for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 primarily due to an increase in wages paid.

During the nine months ended June 30, 1996 the Company sold part of its interests in three unproved oil and gas prospects that resulted in gains of approximately $42,000 and sold a producing property resulting in a gain of $2,500. In prior year, the Company sold part of its interest in an unproved oil and gas prospect that resulted in a gain of approximately $6,700. Interest expense increased for the nine months ended June 30, 1996 as a result of additional short-term borrowings. Interest expense decreased for the three months ended June 30, 1996 primarily due to payments on long-term debt.

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

                                              CLX ENERGY, INC.



                                              /s/ E. J. Henderson
                                              By:  E. J. Henderson
                                                   President and Chief
                                                   Financial Officer
Dated:  July 23, 1996