Form 10-K
period 1996-09-30
CLX ENERGY INC
filed 1996-12-27
CIK 317438

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended     September 30, 1996

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from:

Commission File No.  0-9392

                           CLX ENERGY, INC.
         (Exact name of registrant as specified in its charter)

 COLORADO                                        84-0749623
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

1776 Lincoln Street, Suite 806, Denver, CO                     80203
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code:  (303) 894-0763

     Securities Registered Pursuant to Section 12(b) of the Act:

                               None

     Securities Registered Pursuant to Section 12(g) of the Act:

                      Common Stock, no par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes [X]  No [ ]

     The number of shares outstanding of each class of the Registrant's common stock as of the end of the period covered by this report was: Common Stock - $0.01 par value, 3,220,821 shares.

     There is no established public trading market for the Registrant's common stock. Accordingly, the aggregate market value of the voting stock held by non-affiliates of the Registrant at December 24, 1996 was not determinable.

                      Documents Incorporated By Reference

                                     None

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K    [ ]

CLX ENERGY, INC.

FORM 10-K

Table of Contents

December 31, 1996



PART I

Item 1.     Business

Item 2.     Properties

Item 3.     Legal Proceedings

Item 4.     Submission of Matters to a vote of Security Holders

PART II

Item 5.     Market for Registrant's Common Stock and Related
              Stockholder Matters

Item 6.     Selected Financial Data

Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations

Item 8.     Financial Statements and Supplementary Data

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

PART III

Item 10.    Director's and Executive Officers of the Registrant

Item 11.    Executive Compensation

Item 12.    Security Ownership of Certain Beneficial Owners and
              Management

Item 13.    Certain Relationships and Related Transactions

Item 14.    Exhibits, Financial Statement Schedules and Reports
              on Form 8-K

Signatures

                                     PART I

                                    ITEM 1.

                                   BUSINESS


General Development of Business
-------------------------------

     CLX Energy, Inc., the registrant (the "Company") is an independent oil and gas company which was incorporated in the State of Colorado on December 12, 1977. The Company engages in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities are concentrated primarily in Kansas, Oklahoma and Wyoming.


Financial Information About Industry Segments
---------------------------------------------

     The Company has engaged in only one industry segment and line of business, namely the acquisition, exploration, development and operation of oil and gas properties for its own account. See the Company's Financial Statements included herein.


Description of Business
-----------------------

     CLX Energy, Inc., the Company, is engaged in the operation of producing oil and gas wells, the acquisition of producing properties, the acquisition of oil and gas leases, and the development of oil and gas drilling prospects. Drilling prospects, both development and wildcat, are sold to others on a promoted basis with the Company recovering its land, legal and geological costs and retaining a cost free interest in the prospect.

     As of September 30, 1996 the Company's significant oil and gas operations were located in the following areas.

               STATE               COUNTY
               -----               ------

               Wyoming             Campbell and Crook
               Kansas              Meade
               Oklahoma            Alfalfa and Beaver

Principal Products Produced and Services Rendered
-------------------------------------------------

     The Company's principal products are crude oil and natural gas. Crude oil and natural gas are sold to various purchasers, including pipeline companies, which generally service the area in which the Company's wells are located. The Company's oil and gas production is sold to several purchasers, three of which purchased more than 10% of oil and gas revenues. Prices received for the Company's oil and gas production is based upon the "spot" market of the National Commodity Futures Exchange subject to reductions for transportation and product quality. These prices vary from month to month subject to supply and demand. See the Company's Financial Statements included herein.


Status of New Products or Industry Segments
-------------------------------------------

     There has been no public announcement of, and no information otherwise has been made public about a new product or industry segment, which would require the investment of a material amount of the Company's assets, or which otherwise is material.


Sources and Availability of Raw Materials
-----------------------------------------

     The existence of commercial oil and gas reserves is essential to the ultimate realization of value from the Company's properties and thus may be considered a raw material essential to the Company's business. However, the acquisition, exploration, development, production, and sale of oil and gas is subject to many factors which are outside of the Company's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other equipment and supplies, proximity to pipelines, the supply and price of other fuels. The Company acquires oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For information relating to specific properties of the Company see Item 2 below. The Company currently is not experiencing any difficulty in acquiring necessary supplies, including drilling rigs.


Patents, Trademarks, Licenses, Franchises and Concessions
---------------------------------------------------------

     The Company does not own any patents, trademarks, licenses, franchises, or concessions, except oil and gas interests granted by governmental authorities and private land owners.


Seasonal Nature of Business
---------------------------

     The Company's business is not seasonal in nature.

Working Capital Items
---------------------

     Working capital is not required to carry inventories to meet rapid delivery requirements, or to assure continuous allotments of goods from suppliers. Access to sufficient cash is essential to take advantage of opportunities to acquire, develop, and operate oil and gas properties.


Major Customers
---------------

     The Company's business does not depend upon a single customer or a very few customers. Oil and gas purchasers have been readily available in this Company's market areas (See Note 8 to Financial Statements).


Backlog
-------

     Backlog is not relevant to an understanding of the Company's business.


Renegotiation or Termination of Government Contracts
----------------------------------------------------

     No portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.


Competitive Conditions
----------------------

     The exploration for and development and production of oil and gas are subject to intense competition. The principal methods of competition in the industry for the acquisition of oil and gas leases are the payment of bonus payments at the time of acquisition of leases, delay rentals, location damage supplement payments, the use of differential royalty rates, the amount of annual rental payments and stipulations requiring exploration and production commitments by the lessee. Companies with greater financial resources, existing staff and labor forces, equipment for exploration, and vast experience will be in a better position than the Company to compete for such leases. In addition, the availability of a ready market for oil and gas will depend upon numerous factors beyond the Company's control, including the extent of domestic production and imports of oil, proximity and capacity of pipelines, and the affect of federal and state regulation of oil and gas sales. The Company has an insignificant competitive position in the oil and gas industry.


Research and Development
------------------------

     The Company has not engaged and does not currently engage in any research and development activities.

Environment Protection
----------------------

     The Company is subject to various federal, state and local provisions regarding environmental matters, the existence of which has not hindered nor adversely affected the Company's business. Although the Company does not believe its business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Company. Since inception, the Company has not made any material capital expenditures for environmental control facilities and is not aware of any such expenditures that will be required in current or following fiscal years.


Employees
---------

     As of September 30, 1996, the Company employed two persons, both officers, on a full-time basis.


Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

     The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries.

                                ITEM 2.

                              PROPERTIES


Office Facilities
-----------------

     The Company's offices are located at 1776 Lincoln Street, Suite 806, Denver, Colorado 80203, in space which the Company leases from an unaffiliated entity. The Company currently occupies approximately 1,440 square feet for which it pays a monthly rental of $1,264. The lease agreement on this space expires on May 31, 1998.


Oil and Gas Properties
----------------------

     The Company is in only one line of business, that of acquiring, developing and producing oil and gas properties. The Company's estimated discounted future net revenue attributable to proved producing reserves of $335,400 is attributed 44.69% to natural gas reserves and 55.31% to oil reserves.

     The Company holds interests in producing and non-producing leaseholds as set forth below.

               Producing Properties                    Non-Prod. Properties
               --------------------                    --------------------
               Gross          Net                      Gross          Net
               Acres          Acres                    Acres          Acres
               -----          -----                    -----          -----

State
-----

Kansas         1,920           294                       -               -
Oklahoma       1,120           212                       -               -
Wyoming          716            55                     5,796           1,316
               -----           ---                     -----           -----

               3,756           561                     5,796           1,316


     Net acres represent the gross acres in a lease or leases multiplied by the Company's working interest in such lease or leases.

     The Company's undeveloped acreage is all held pursuant to leases from the landowner or a governmental entity. Such leases have varying dates of execution and generally expire one to five years after the date of the lease. The Company is obligated to pay varying delay rentals to the lessors of such properties to prevent the leases from expiring.

Proved and Proved Developed Reserves
------------------------------------

     The following table shows, for the years indicated, the proved and proved developed oil and gas reserves attributable to the Company's interests.
Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with equipment and operating methods.

                                                September 30
                                  --------------------------------------
                                      1996          1995        1994
                                  ------------   ----------  -----------

     Barrels of oil
     --------------
       Proved                        38,200        46,100      28,000
       Proved developed              24,100        32,000      28,000

     MCF of gas
     ----------
       Proved                       183,400       212,500     201,700
       Proved developed             183,400       212,500     201,700


     No oil and gas of the Company is applicable to long term supply or similar agreements with foreign governments or authorities in which the Company is a producer.


Estimated Future Net Revenues
-----------------------------

     The following table shows, for the years indicated, the present value of estimated future net revenues to be generated by the sales of the estimated reserves utilizing a discount factor of 10% per year and holding the sales price of oil and gas constant at the respective year end levels.


                                               September 30
                                  --------------------------------------
                                     1996         1995          1994
                                  ----------    --------     -----------

     Oil
     ---
       Proved                      $ 244,700     266,700      142,500
       Proved developed            $ 134,300     199,300      142,500

     Gas
     ---
       Proved                      $ 201,100     145,800      139,300
       Proved developed            $ 201,100     145,800      139,300


     See Supplementary Information - Oil and Gas Producing Activities for an explanation of change in the estimated future net revenue of the Company.

     The above reserves are located entirely within the United States.

Oil and Gas Reserve Estimates Filed
-----------------------------------

     Since September 30, 1996 the Company has filed no estimates of total proved net oil or gas reserves with or included such information in reports to any federal authority or agency other than the Securities and Exchange Commission.


Net Oil and Gas Production
--------------------------

     The following table shows, for the periods indicated, the approximate production attributable to the Company's oil and gas interests.


                                 YEAR ENDED SEPTEMBER 30
                         ---------------------------------------
                            1996           1995          1994
                            ----           ----          ----

     Crude Oil (Bbls)       1,900          2,500         1,300
     Natural Gas (MCF)     35,200         44,300        59,700


     The following table shows, for the periods indicated, the approximate average sales price per barrel of oil and MCF of gas and approximate average productive cost of oil and gas produced on a relative unit basis.


                                      YEAR ENDED SEPTEMBER 30
                              ---------------------------------------
                                 1996           1995          1994
                                 ----           ----          ----
     Average Sales Price
       Per Barrel of Oil        $ 16.13          13.06         12.25
       Per MCF of Gas           $  2.03           1.43          1.92

     Average Lifting Cost
       Per Equivalent MCF       $  0.24           0.37          N/A
       Per Equivalent BBL       $  4.57           7.48          2.03

Total Gross and Net Productive Wells and Developed Acres
--------------------------------------------------------

     The following table sets forth the Company's total gross and net productive wells as of September 30, 1996, which are located on 3,756 gross (561 net) acres:

               Gross Wells               Net Wells
               -----------               ---------
               Oil     Gas               Oil   Gas
               ---     ---               ---   ---

                2       11               .15   .91



Net Productive and Dry Exploratory and Development Wells
--------------------------------------------------------

     The following table sets forth the number of net productive and dry exploratory and development wells drilled by the Company during fiscal 1996, 1995 and 1994.

          Exploratory Wells          Development Wells
          -----------------          -----------------
         Net Prod.   Net Dry        Net Prod.   Net Dry
         ---------   -------        ---------   -------
                              1996
                              ----
              0       .20              0          0
                              1995
                              ----
              0       .02             .07         0
                              1994
                              ----
              0        0               0          0



Present Activities
------------------

     As of December 31, 1996, the Company was involved in the drilling of an exploratory well in Campbell County, Wyoming. The Company has a 4.6125% interest in this well.


Future Oil and Gas Delivery Contracts
-------------------------------------

     The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements.

                                ITEM 3.

                           LEGAL PROCEEDINGS

     The Company is not party to any pending legal proceedings, nor have any such proceedings been threatened and none are contemplated. The Company knows of no legal proceedings, pending or threatened, or judgements against any Director or Officer of the Company in their capacity as such, nor are any such persons involved in "Certain Legal Proceedings" as defined in Section 401(f) of Regulation SK.


                                   ITEM 4.

             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year.


                                   PART II

                                   ITEM 5.
  MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


     The Company's common stock is traded on the Over-the-Counter market on a very limited basis. No quotations on the Company's stock are readily available since the Company's stock is not quoted on either the NASDAQ Small Capitalization level or the Bulletin Board.

     The Company has paid no dividends on its common stock and does not expect to pay dividends in the foreseeable future. All revenues received by the Company will be reinvested in the business.

     The following table sets forth the approximate number of security holders of record of the Company's $0.01 par value common stock and $0.01 par value preferred stock as of September 30, 1996.


     TITLE OF CLASS     SHARES OUTSTANDING     NUMBER OF SHAREHOLDERS
     --------------     ------------------     ----------------------

     $0.01 Par Value         3,220,821                  943
      Common Stock

     $0.01 Par Value           134,000                   18
      Series A
      Preferred Stock


     The Series A Preferred Stock was issued as a cumulative convertible preferred stock paying a dividend of $0.06 per share per year. See Note (3) of the Notes to Financial Statements for details of the preferred stock.

                                  ITEM 6.

                          SELECTED FINANCIAL DATA
                          -----------------------


                                                                     NINE
                                                                    MONTHS
                                          YEAR ENDED                 ENDED
                                         SEPTEMBER 30             SEPTEMBER 30
                             ---------------------------------    ------------
                           1996       1995       1994       1993      1992
                           ----       ----       ----       ----      ----


Oil and gas sales      $ 108,845     95,648    127,240     89,170    42,029
Total revenues           172,507    120,782    227,529    114,860    42,029
Costs and expenses       184,126    241,676    259,674    175,253    51,033
                         -------    -------    -------    -------   -------

Net loss               $( 11,619)  (120,894)  ( 32,145)  ( 60,393) (  9,004)
                         =======    =======    =======    =======   =======

Net loss per
common share           $(    .01)  (    .04)  (    .01)  (    .03) (    .01)
                         =======    =======    =======    =======   =======

Weighted average
 number of common
 shares outstanding     3,220,821  3,220,821  3,220,821  2,219,240   824,780
                        =========  =========  =========  =========   =======

At period end:
 Current assets         $  30,040     16,951     36,617     65,188    11,292
 Current liabilities       75,522     90,400     62,666     75,068     7,805
 Working capital
  (deficit)              ( 45,482)  ( 73,449)  ( 26,049)  (  9,880)    3,487
 Total assets             208,789    239,420    349,260    372,993    80,825
 Long-term debt               -        4,134     20,814        -         -
 Stockholders equity      133,267    144,886    265,780    297,925    73,020

Cash dividends per
 common share           $     -          -          -          -         -
                          =======    =======    =======    =======   =======





For information on basis of presentation see Note 1 of Notes to Financial Statments.


                                   ITEM 7.

          MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Liquidity, Capital Resources and Commitments
--------------------------------------------

     During 1996, the Company accessed capital from the following sources, other than oil and gas sales:

     * $55,000 from the sale of drilling prospects in the Powder River Basin of Wyoming to another company that conducted 3-D seismic operations on the prospects.

     * $19,000 in the form of management fees for managing a drilling program for the company which purchased the drilling prospects.

     * $2,500 from the sale of its interest in a marginal gas well located in Kansas.

     These funds were utilized primarily for operating capital.

     In August 1996, the Company renewed its $75,000 revolving line of credit with the Union Bank & Trust of Denver, Colorado. As of September 30, 1996, the outstanding balance on this credit line was $57,000 and the balance of the production loan with the Union Bank & Trust was $4,134, resulting in total bank debt of $61,134. The President and Executive Vice President of the Company were required to personally guarantee both of these credit facilities.

     In December, 1996 the Company sold, in a private placement, 883,333 shares of common stock for $ .15 per share. Part of the $125,000 proceeds received were used to pay off the $57,000 note payable due to a bank.

     The Company's cash flow is sufficient to meet routine requirements. However, it is not sufficient to provide funds for participation in drilling, operations, producing property acquisitions or purchase of large undeveloped lease tracts. The Company anticipates that four to six wells will be drilled during 1997 on 3-D seismic prospects in which the Company will be responsible for a maximum of 25% of drilling and completion costs. The Company has signed an agreement with another corporation whereby the other corporation will pay 100% of the Company's drilling costs to casing point for assignment of 55% of the Company's interest in each of the drilling prospects. The Company will be responsible for payment of its share of completion costs which are estimated at $17,000 per well net to the Company. The Company will use proceeds from the recent private placement of its common stock to fund its share of completion costs.

Results of Operations
---------------------
Year Ended September 30, 1996 Compared With Year Ended September 30, 1995:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 1996 was $108,845 compared to $95,648 for the year ended September 30, 1995. This increase is attributable to increases in average unit prices for oil and gas offset by a decrease in revenue due to quantities sold in 1996 compared to 1995. The decrease in sales volume was primarily the result of normal declines.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                    YEAR ENDED SEPT. 30
                                    -------------------
     Quantities Sold                 1996         1995
     ---------------                 ----         ----

       Oil (Bbls.)                   1,900        2,500
       Gas (MCF)                    35,200       44,300

     Average Unit Price
     ------------------

       Oil (Bbls.)                  $16.13        13.06
       Gas (MCF)                    $ 2.03         1.44


Operating Costs and Expenses
----------------------------

     Lease operating expense, including production taxes, was $34,068 for the year ended September 30, 1996 compared to $28,326 for the year ended September 30, 1995, an increase of 20%. This increase is attributable to a general increase in operating costs during 1996.

     General and administrative expense for the year ended September 30, 1996 was $110,195 compared to $122,146 for the year ended September 30, 1995. Approximately $9,000 of this $12,000 decrease in general and administrative expense was from reduced salary expense and the balance of the decrease resulted from a decrease activity level of oil and gas leasing and prospect generation.

     Depreciation and depletion expense for the year ended September 30, 1996 was $30,592 compared to $47,129 for the year ended September 30, 1995, a decrease of 35%. This decrease is the result of a decrease in oil and gas production quantities sold and reduced capitalized costs due to an impairment provision recorded for the year ended September 30, 1995.

Year Ended September 30, 1995 Compared With Year Ended September 30, 1994:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 1995 was $95,648 compared to $127,240 for the year ended September 30, 1994. This decrease is attributable to a decrease in revenue for gas of approximately $47,100 (-43%) offset by an increase in revenue for oil of approximately $15,500 (+92%) sold in 1995 compared to 1994. The increase in sales volumes was primarily the result of producing property acquisitions during the year ended September 30, 1994. The decrease in gas revenue is primarily due to the sale of a producing property in 1994 and lower prices per MCF for gas sold.

     A comparison of volumes sold and average unit prices is summarized as follows:


                              YEAR ENDED SEPT. 30
                              -------------------
     Quantities Sold           1995         1994
     ---------------           ----         ----

       Oil (Bbls.)             2,500        1,300
       Gas (MCF)              44,300       59,700

     Average Unit Price
     ------------------

       Oil (Bbls.)            $13.06        12.25
       Gas (MCF)              $ 1.44         1.92



Operating Costs and Expenses
----------------------------

     Lease operating expense, including severance and ad valorem taxes, was $28,326 for the year ended September 30, 1995 compared to $37,302 for the year ended September 30, 1994, a decrease of 24%. This decrease is attributable to the sale of an interest in a producing oil property with high operating costs during 1995 and reduced taxes as a result of reduced gas sales.

     General and administrative expense for the year ended September 30, 1995 was $122,146 compared to $144,401 for the year ended September 30, 1994. Approximately $9,300 of this $22,255 decrease was from reduced salary expenses as the results of eliminating one full time employee. The balance of the decrease in general and administrative expense resulting from a decrease activity level of oil and gas leasing and prospect generation with accompanying drafting, reproduction, broker, telephone, etc. costs.

     Depreciation and depletion expense for the year ended September 30, 1995 was $47,129 compared to $69,691 for the year ended September 30, 1994, a decrease of 32%. This decrease is the result of decreased gas production and the addition of gas reserves in a higher cost basis producing property as a result the participation in drilling of an additional gas well during 1995 on the property.

Year Ended September 30, 1994 Compared With Year Ended September 30, 1993:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 1994 was $127,240 compared to $89,170 for the year ended September 30, 1993. This increase is attributable to an increase in revenue for oil (+243%) and gas (+30%) sold in 1994 compared to 1993. The increase in sales volumes was the result of producing property acquisitions during the year ended September 30, 1994.

     A comparison of volumes sold and average unit prices is summarized as follows:


                                    YEAR ENDED SEPT. 30
                                    -------------------
     Quantities Sold                 1994         1993
     ---------------                 ----         ----

       Oil (Bbls.)                   1,300          400
       Gas (MCF)                    59,700       43,300

     Average Unit Price
     ------------------

       Oil (Bbls.)                  $12.25        12.86
       Gas (MCF)                    $ 1.92         1.86



Operating Costs and Expenses
----------------------------

     Lease operating expense, including severance and ad valorem taxes, was $37,302 for the year ended September 30, 1994 compared to $24,734 for the year ended September 30, 1993, an increase of 50%. This increase is attributable to the purchase of interests in producing properties during 1994.

     General and administrative expense for the year ended September 30, 1994 was $144,401 compared to $99,889 for the year ended September 30, 1993. Approximately $32,000 of this $44,512 increase was the result of adding one full time employee, and a salary increase for two officers of the Company.
The balance of the increase in general and administrative expense resulting from an increase activity level of oil and gas leasing and prospect generation with accompanying drafting, reproduction, broker, telephone, etc. costs.

     Depreciation and depletion expense for the year ended September 30, 1994 was $69,691 compared to $34,143 for the year ended September 30, 1993, an increase of 104%. This increase is the result of increased oil and gas production and a higher cost basis in the producing properties acquired during 1994.

                              ITEM 8

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

                          CLX ENERGY, INC.

       INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Independent Auditor's Report
Balance Sheets - September 30, 1996 and 1995
Statements of Operations - years ended
  September 30, 1996, 1995 and 1994
Statements of Stockholders' Equity -
  years ended September 30, 1996, 1995 and 1994
Statements of Cash Flows - year ended
  September 30, 1996, 1995 and 1994
Notes to financial statements - years
  ended September 30, 1996, 1995 and 1994
Schedule V. Property and equipment - years ended September 30, 1996, 1995 and 1994
Schedule VI. Accumulated depreciation and depletion of property and equipment - years ended September 30, 1996, 1995 and 1994



     The remaining schedules for which provision is made in Regulation S-X are not required under the instructions contained therein, are inapplicable, or the information required in included in the financial statements or footnotes.

                               EASTON AND BARSCH
                         Certified Public Accountants
                      8790 West Colfax Avenue, Suite 106
                              Lakewood, CO  80215


                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
CLX Energy, Inc.
Denver, CO


We have audited the accompanying balance sheets of CLX Energy, Inc. (formerly CLX Exploration, Inc.) as of September 30, 1996 and 1995 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1996, 1995 and 1994. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLX Energy, Inc. (formerly CLX Exploration, Inc.) as of September 30, 1996 and 1995 and the results of its operations and its cash flows for the years ended September 30, 1996, 1995 and 1994 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statment schedules V and VI, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ EASTON AND BARSCH
EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


December 26, 1996



                           CLX ENERGY, INC.
                            Balance Sheets
                      September 30, 1996 and 1995


ASSETS:                                        1996           1995
Current assets:
   Cash                                       15,245          6,719
   Accounts receivable:
     Trade                                       736          2,334
     Oil and gas sales                        14,010          7,178
   Deposits and prepaid expenses                  49            720
                                             -------        -------
          Total current assets                30,040         16,951
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                329,732        330,049
       Unproved                                7,438         20,463
   Office equipment                            3,618          4,763
                                             -------        -------
                                             340,788        355,275
       Less accumulated depreciation
         and depletion                      (162,039)      (132,806)
                                             -------        -------
                                             178,749        222,469
                                             -------        -------
          Total assets                       208,789        239,420
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                            5,677         11,598
   Note payable-bank                          57,000         53,375
   Current portion on long-term debt           4,134         16,680
   Due joint interest owners                   8,355          8,355
   Accrued expenses                              356            392
                                             -------        -------
          Total current liabilities           75,522         90,400
Long-term debt, less current portion             -            4,134
                                             -------        -------
          Total liabilites                    75,522         94,534
                                             -------        -------
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     3,220,821 shares issued and
     outstanding                              32,208         32,208
   Additional paid-in capital                424,750        424,750
   Accumulative deficit                     (325,031)      (313,412)
                                             -------        -------
          Net stockholders' equity           133,267        144,886
                                             -------        -------
          Total Liabilities and Equities     208,789        239,420
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

                             CLX ENERGY, INC.
                         Statements of Operations
              Years Ended September 30, 1996, 1995 and 1994

                                            1996          1995          1994
Revenues:
   Oil and gas sales                      108,845        95,648       127,240
   Management fees                         19,075        17,760        31,380
                                          -------       -------       -------
     Total revenue                        127,920       113,408       158,620
                                          -------       -------       -------

Operating costs and expenses:
   Lease operating                         24,292        18,541        23,490
   Production taxes                         9,776         9,785        13,812
   Lease rentals and abandonments           1,165         5,084           770
   Depreciation and depletion              30,592        47,129        69,691
   Impairment of oil and gas properties       -          31,052           -
   General and administrative             110,195       122,146       144,401
                                          -------       -------       -------
     Total operating costs and expenses   176,020       233,737       252,164
                                          -------       -------       -------
     Operating loss                      ( 48,100)     (120,329)     ( 93,544)
                                          -------       -------       -------

Other income (expenses):
   Gain on sale of assets                  44,587         6,751        68,708
   Interest income                            -             623           201
   Interest expense                      (  8,106)     (  7,939)     (  7,510)
                                          -------       -------       -------
     Total other income (expenses)         36,481      (    565)       61,399
                                          -------       -------       -------

          Net loss                       ( 11,619)     (120,894)     ( 32,145)
                                          =======       =======       =======

Weighted average number of common
  shares outstanding                    3,220,821     3,220,821     3,220,821
                                        =========     =========     =========

Net loss per common share                (    .01)     (    .04)     (    .01)
                                          =======       =======       =======

The accompanying notes are an integral part of these financial statements.



                              CLX ENERGY, INC.
                     Statements of Stockholders' Equity
                Years Ended September 30, 1996, 1995 and 1994

                                                         Additional
                        Preferred Stock     Common Stock   Paid-in  Accumulated
                         Shares  Amount    Shares  Amount  Capital    Deficit

Balances,
  September 30, 1993    134,000 $1,340  3,220,821  $32,208  424,750  (160,373)

Net loss                    -      -          -        -        -    ( 32,145)
                        -------  -----  ---------   ------  -------   -------

Balances,
  September 30, 1994    134,000  1,340  3,220,821   32,208  424,750  (192,518)

Net loss                    -      -          -        -        -    (120,894)
                        -------  -----  ---------   ------  -------   -------

Balances,
  September 30, 1995    134,000  1,340  3,220,821   32,208  424,750  (313,412)

Net loss                    -      -          -        -        -    ( 11,619)
                        -------  -----  ---------   ------  -------   -------

Balances,
  September 30, 1996    134,000 $1,340  3,220,821  $32,208  424,750  (325,031)
                        =======  =====  =========   ======  =======   =======



The accompanying notes are an integral part of these financial statements.


                            CLX ENERGY, INC.
                        Statements of Cash Flows
              Years Ended September 30, 1996, 1995 and 1994


                                                  1996       1995       1994
Cash flows from operating activities:
   Net loss                                  $(  11,619)  (120,894)  ( 32,145)
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and depletion                30,592     47,129     69,691
       Impairment of oil and gas
        properties                                  -       31,052        -
       Abandoned properties                         623      2,715        -
       Gain on sale of assets                  ( 44,587)  (  6,751)  ( 68,708)
       (Increase) decrease in
         accounts receivable                   (  5,234)     5,891     25,906
       (Increase) decrease in
         deposits and prepaid expenses              671        297   (     64)
       Increase (decrease) in
         accounts payable                      (  5,921)  (    371)     5,411
       Increase (decrease) in
         accrued expenses                      (     36)       105        132
                                                -------    -------    -------
           Net cash provided by (used in)
             operating activities              ( 35,511)  ( 40,827)       223
                                                -------    -------    -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment  58,141     20,420    138,410
   Purchase of certificate of deposit,
     pledge on bond                                 -          -     ( 25,000)
   Redemption of certificate of deposit,
     pledge on bond                                 -       25,000        -
   Purchase of property and equipment          (  1,049)  ( 29,391)  (119,231)
                                                -------    -------    -------
           Net cash provided by (used in)
             investing activities                57,092     16,029   (  5,821)
                                                -------    -------    -------

Cash flows from financing activities:
   New long-term borrowings                         -          -       50,000
   New short-term borrowings                     14,000     38,000     70,375
   Payments on short-term borrowings           ( 10,375)  ( 10,000)  (105,000)
   Payments on long-term borrowings            ( 16,680)  ( 16,680)  ( 12,506)
                                                -------    -------    -------
           Net cash provided by (used in)
             financing activities              ( 13,055)    11,320      2,869
                                                -------    -------    -------

           Net increase (decrease) in cash        8,526   ( 13,478)  (  2,729)

Cash, beginning of year                           6,719     20,197     22,926
                                                -------    -------    -------

Cash, end of year                             $  15,245      6,719     20,197
                                                =======    =======    =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                  $   8,142      7,834      7,378
                                                =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                              CLX ENERGY, INC.
                       NOTES TO FINANCIAL STATEMENTS
               Years Ended September 30, 1996, 1995 and 1994


(1)  Summary of Significant Accounting Policies
     ------------------------------------------
     (a)  Nature of operations
          --------------------
          The Company is engaged in the oil and gas business which consists of acquiring, exploring, developing, selling and operating oil and gas properties. The Company's oil and gas activities are subject to existing Federal, state and local environmental laws, rules and regulations. All of the Company's activities are in the United States, primarily Kansas, Oklahoma and Wyoming. The Company's oil and gas production is sold to several purchasers, three of which purchase more than 10 percent of oil and gas revenues.

     (b)  Use of estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Oil and gas reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. Accordingly actual results could differ from those estimates.

     (c)  Property and equipment
          ----------------------
          The Company follows the successful efforts method of accounting. Lease acquisition and development costs (tangible and intangible) for expenditures relating to proved oil and gas properties are capitalized. Delay and surface rentals are charged to expense in the year incurred. Dry hole costs incurred on exploratory operations are expensed. Dry hole costs associated with developing proved fields are capitalized. Expenditures for additions, betterments, and renewals are capitalized. Geological and geophysical costs are expensed when incurred.

          Upon sale or retirement of proved properties, the cost thereof and the accumulated depreciation or depletion are removed from the accounts and any gain or loss is credited or charged to income. Maintenance and repairs are charged to operating expenses.

          Provisions for depreciation and depletion of capitalized exploration and development costs are computed on the unit-of-production method based on estimated proved developed reserves of oil and gas on a property by property basis. An additional impairment provision is recorded if the recoverability of the carrying amount of an asset may not be recoverable (see Note (1) (d) for additional information)

          Unproved properties are assessed periodically to determine whether they are impaired. When impairment occurs, an impairment loss is recognized. When leases for unproved properties expire, any remaining cost is expensed.

          Depreciation on office equipment is provided using accelerated methods with estimated useful lives of five to seven years.

                               CLX ENERGY, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)


     (d)  Accounting Change
          -----------------
          In the fourth quarter of the 1995 fiscal year, the Company adopted the provisions of Statement of Financial Accounting Standards No.
          121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121) which requires an impairment provision if future estimated cash flows are less than the carrying amount of the assets on a property by property basis. Restatement of previously issued financial statements is not permitted under SFAS 121. When SFAS 121 was adopted, the carrying amount of certain individual proved oil and gas properties was in excess of future estimated cash flow. An impairment provision of $31,052 was charged to operating expenses in the Statement of Operations for the year ended September 30, 1995 based on the difference between estimated fair market value and carrying amount of the properties. Estimated fair market value was based on discounted estimated cash flow from the properties. Prior to the adoption of the new Standard, a valuation provision was made only if total capitalized costs of all proved oil and gas properties exceeded the present value of future net revenues from estimated production of all proved oil and gas reserves using constant prices discounted at 10%.

     (e)  Statements of cash flows
          ------------------------
          For purposes of the accompanying statements of cash flows, the Company considers cash and other highly liquid instruments purchased with a maturity of three months or less to be cash equivalents.

     (f)  Fair value of financial instruments
          -----------------------------------
          Cash - The carrying amount reported in the balance sheet for cash approximates its fair value.

     (g)  Net loss per common share
          -------------------------
          Net loss per share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents, consisting of options, have not been considered in the computation because they would have reduced the net loss per share. The net loss per share includes the effect of unpaid dividends on cumulative preferred shares of $8,040 or $.06 per share of preferred stock (See Note 3).

(2)  Notes Payable
     -------------
          The Company has a revolving line of credit in the amount of $75,000 with a bank. At September 30, 1996 $57,000 is due on this line. Interest is due monthly at 1.5 percent over the index rate (9.75 percent at September 30, 1996) with principal and any unpaid interest due August 8, 1997. The note is guaranteed by two officers of the Company.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATMENTS (continued)

          In December, 1993 the Company borrowed $50,000 from a bank in connection with the acquisition of an oil and gas property. The note has a balance due of $4,134 at September 30, 1996 and is payable in monthly installments of $1,390 plus interest at 2 percent over the bank's rate (10.25 percent at September 30, 1996). The loan is guaranteed by two officers of the Company and the balance is due in 1997.

          In November, 1993, the Company borrowed $30,000 from two officers in connection with the acquisition of an oil and gas property. The $30,000 was repaid on June 1, 1994 plus interest of $1,530 (average interest rate of 9.125 percent).

          The weighted average balance outstanding and the weighted average interest rate for 1996, 1995 and 1994 were as follows:

                                                  1996        1995       1994
                                                  ----        ----       ----
               Weighted average balance
                 outstanding                    $73,157      68,580     79,396
               Weighted average interest rate     10.2%       10.6%       8.7%

(3)  Stockholders' Equity
     --------------------
          Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired on April 30, 1983. Except in certain specified circumstances, the Series A preferred stock is nonvoting. The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involumtary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1996 for a total of $104,520 and are in arrears at September 30, 1996.

(4)  Stock Options
     -------------
          During the 1994 fiscal year the Company adopted an employee incentive stock option plan which provides for the issuance to employees, including officers, of up to 10 percent of the issued and outstanding shares of common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. The Company has issued options on 200,000 shares under this plan.

          During the 1994 fiscal year the Company adopted a director stock option plan which provides for the issuance to members of the board, who are not full time employees of the Company, options to purchase up to 125,000 shares of the Company's common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. The Company has issued options on 93,750 shares under this plan.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


          The Company granted non-qualified options to two officers of the Company for 400,000 common shares at $ .25 per share during the 1994 fiscal year. The options are exercisable for up to ten years after the date of grant.

          In connection with the acquisition of an oil and gas property in September, 1994, the Company issued non-qualified options for 50,000 shares of common stock at $ .12. The options are exercisable until September, 1999.

          Under the Company's prior non-qualified stock option plan, three former board members were each granted the option to acquire 25,000 shares of the Company's common stock at the estimated fair market value at the date of the grant ($ .375 per share). These options were not exercised and terminated on October 27, 1994.

          A summary of certain stock options information follows:

                                       Outstanding options  Exercisable options
                                                  Weighted             Weighted
                                       Number of   average  Number of   average
                                         shares     price     shares     price
                                       ---------  --------  ---------  --------
          September 30, 1994:
          -------------------
           Incentive stock options      293,750    $  .12        -         -
           Non-qualified options        525,000      .256    525,000    $ .256

          September 30, 1995:
          -------------------
           Incentive stock options      293,750    $  .12     58,750    $  .12
           Non-qualified options        450,000      .236    450,000      .236

          September 30, 1996:
          -------------------
           Incentive stock options      293,750    $  .12    117,500    $  .12
           Non-qualified options        450,000      .236    450,000      .236

          No options were exercised during the 1996, 1995 or 1994 fiscal years.

(5)  Income Taxes
     ------------
          For tax reporting purposes, after giving effect to ownership changes that occured in the 1993 fiscal year, the Company has a net operating loss carryforward of approximately $333,000 at September 30, 1996, which expires in varying amounts from September 30, 1998 through 2011. Of the $333,000 carryforward, $70,000 is subject to an annual limitation of approximately $6,400 and $150,000 is available only if certain built in gains are recognized by September 30, 1998. Differences between income tax and financial statement basis of assets consists primarily of basis difference of oil and gas properties as a result of a purchase acquisition in the 1993 fiscal year and intangible drilling costs which are expensed for tax purposes.

          Benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


          Components of deferred tax liabilities and deferred tax assets of the Company are comprised of the following at September 30, 1996:

               Gross deferred tax liabilities:
                    Property and equipment
                      basis difference                              $( 23,000)
               Gross deferred tax assets:
                    Net operating loss carryforward                   113,000
                    Valuation allowance for deferred
                      tax assets                                     ( 90,000)
                                                                      -------
               Net deferred amount                                  $     -
                                                                      =======

          CLX Exploration, a predecessor Company, has not filed state income tax returns for the years ended September 30, 1983 through 1992. The Company has filed its federal and state income tax returns for the fiscal years ended September 30, 1993 through 1996.

(6)  Related Party Transactions
     --------------------------
          See Note 2 for information on loans to the Company by two officers during the 1994 fiscal year.

(7)  Lease
     -----
          The Company leases its office space on a two year lease. Monthly rent is $1,264 and the lease expires May 31, 1998. Rent expense for all operating leases totaled $15,172, $13,728 and $12,436 during 1996, 1995 and 1994, respectively. Minimum lease payments under the lease are $15,172 in 1997 and $10,112 in 1998.

(8)  Major Customers
     ---------------
          During the periods ended September 30, 1996, 1995 and 1994 the Company had three major customers, each of which acquired 10% or more of total oil and gas revenues:

                                         1996          1995          1994
                                         ----          ----          ----
               Credo Petroleum Corp       44%           42%           43%
               Nomeco Oil & Gas           19%           28%           30%
               Turner Smith & Assoc.      00%           00%           12%
               Texaco, Inc.               17%           29%            8%

(9)  Subsequent Event
     ----------------
          On December 4, 1996 the Company sold, in a private placement, 883,333 shares of common stock for $ .15 per share. Part of the $125,000 proceeds received were used to pay off the note payable due to a bank in the amount of $57,000.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)

(10) Oil and Gas Expenditures
     ------------------------
          The Company's results of operations from oil and gas exploration and production activities (all within the United States) for fiscal 1996, 1995 and 1994 were as follows:

                                             1996          1995          1994
                                             ----          ----          ----

             Revenues from oil and gas
               producing activities       $108,845        95,648       127,240
             Producing costs               (34,068)      (28,326)      (37,302)
             Depreciation, depletion and
               impairment provision        (30,057)      (78,181)      (68,597)
                                            ------        ------        ------
             Results of operations from
               oil and gas producing
               activities (excluding
               general and administrative
               and interest costs)        $ 44,720       (10,859)       21,341
                                           =======        ======       =======

          The following table sets forth the costs incurred in oil and gas producing activities during 1996, 1995 and 1994:

                                             1996          1995          1994
                                             ----          ----          ----
             Property acquisition costs:
               Unproved                   $  1,049         6,672        23,860
               Proved                          -             -          94,165
             Exploration costs                 -             -             286
             Development costs                 -          22,719           -

          Depreciation and depletion of oil and gas properties per $1.00 of gross revenue was $0.28, $0.49 and $0.54 in 1996, 1995 and 1994, respectively. The 1995 fiscal year impairment provision of oil and gas properties (see note (1) (d) for additional information) was $.32 per $1.00 of gross revenue.

          The capitalized costs related to oil and gas properties were as follows at September 30, 1996, 1995 and 1994:

                                              1996          1995          1994
                                              ----          ----          ----
               Proved properties           $329,732       330,049       327,865
               Unproved properties            7,438        20,463        42,681
                                            -------       -------       -------
                 Total capitalized costs    337,170       350,512       370,546
               Less accumulated depreciation
                 and depletion             (159,156)     (129,416)     ( 85,209)
                                            -------       -------       -------
                 Net capitalized costs     $178,014       221,096       285,337
                                            =======       =======       =======

                             CLX ENERGY, INC.
                 NOTES TO FINANCIAL STATEMENTS (continued)


(11) Supplemental Schedules of Reserve Information (Unaudited)
     ---------------------------------------------------------
          The following reserve related information for 1996, 1995 and 1994 is based on estimates prepared by management of the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Company's oil and gas reserves are located in the United States.
                                                     Oil (Bbl)     Gas (MCF)
                                                     ---------     ---------
          Proved reserves at September 30, 1993          4,300       317,300
            Revisions in previous estimates                -          26,200
            Production                                (  1,300)     ( 59,700)
            Purchase of reserves in place               26,500        28,000
            Sale of reserves in place                 (  1,500)     (110,100)
                                                       -------       -------
          Proved reserves at September 30, 1994         28,000       201,700
            Revisions in previous estimates           (  1,700)       14,500
            Production                                (  2,500)     ( 44,300)
            Discoveries and extensions                  40,700        40,600
            Sale of reserves in place                 ( 18,400)          -
                                                       -------       -------
          Proved reserves at September 30, 1995         46,100       212,500
            Revisions in previous estimates           (  6,000)        6,100
            Production                                (  1,900)     ( 35,200)
                                                       -------       -------
          Proved reserves at September 30, 1996         38,200       183,400
                                                       =======       =======

          Proved developed reserves:
               September 30, 1994                       28,000       201,700
               September 30, 1995                       32,000       212,500
               September 30, 1996                       24,100       183,400


          The following is the standardized measure of discounted future net cash flows and changes therein relating to proved oil and gas reserves. Future net cash flows were computed using year-end prices and costs related to existing proved oil and gas reserves in which the Company has mineral interests. No future income tax expense was provided due to the Federal income tax carryover. All of the reserves are located in the United States.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


                                                      September 30
                                                ----------------------
                                               1996       1995       1994
                                               ----       ----       ----

          Future cash infows              $1,098,800    899,100    742,100
          Future production costs            393,100    307,600    363,300
                                           ---------    -------    -------
          Future cash flows                  705,700    591,500    378,800
          10% annual discount for estimated
            timing of cash flows             256,800    178,900     97,000
                                           ---------    -------    -------
          Standardized measure of
            discounted cash flows         $  448,900    412,600    281,800
                                           =========    =======    =======


          The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                      September 30
                                                -----------------------
                                               1996       1995       1994
                                               ----       ----       ----

          Standardized measure,
            beginning of year               $412,600    281,800    294,300
          Sales of oil and gas,
            net of production costs         ( 74,800)  ( 67,300)  ( 89,900)
          Net changes in prices and
            future production costs          204,400   ( 67,800)  ( 21,600)
          Purchase of reserves in place          -          -       97,000
          Discoveries and extensions             -      286,100        -
          Sales of reserves in place             -     ( 33,800)  ( 63,600)
          Revisions of previous
            quantity estimates              (114,900)  (  1,900)    48,700
          Accretion of discount               21,600     15,500     16,900
                                             -------    -------    -------
          Standardized measure,
            end of year                     $448,900    412,600    281,800
                                             =======    =======    =======

          Future net cash flows were computed using year-end prices for oil of $19.04 in 1996, $13.04 in 1995 and $13.09 in 1994 and for gas of
          $2.02 in 1996, $1.40 in 1995 and $1.86 in 1994.

                              CLX ENERGY, INC.
                              ----------------

                    SCHEDULE V - PROPERTY AND EQUIPMENT
                    -----------------------------------

                         Balance at                    Changes
                         beginning  Additions  Retire-   add      Balance at
                         of period   at cost   ments   (deduct)  end of period
                         ---------- --------- -------  --------  -------------


     Description
     -----------


Year ended September 30, 1994
-----------------------------

  Oil and gas properties:
     Proved              $448,891    94,165       -    (215,191)*   327,865
     Unproved              33,547    23,860       -    ( 14,726)*    42,681
  Office equipment          3,557     1,206       -         -         4,763
                          -------   -------   -------   -------     -------
                         $485,995   119,231       -    (229,917)    375,309
                          =======   =======   =======   =======     =======


Year ended September 30, 1995
-----------------------------

  Oil and gas properties:
     Proved              $327,865    22,719       658  ( 15,000)*
                                                         26,175 **
                                                       ( 31,052)*** 330,049
     Unproved              42,681     6,672     2,715  ( 26,175)**   20,463
  Office equipment          4,763       -         -         -         4,763
                          -------   -------   -------   -------     -------
                         $375,309    29,391     3,373  ( 46,052)    355,275
                          =======   =======   =======   =======     =======


Year ended September 30, 1996
-----------------------------

  Oil and gas properties:
     Proved              $330,049       -         -    (    317)*   329,732
     Unproved              20,463     1,049       520  ( 13,554)*     7,438
  Office equipment          4,763       -       1,145       -         3,618
                          -------   -------   -------   -------     -------
                         $355,275     1,049     1,665  ( 13,871)    340,788
                          =======   =======   =======   =======     =======


*    Sales of properties.
**   Transfer.
***  Impairment provision.

                               CLX ENERGY, INC.
                               ----------------

                    SCHEDULE VI - ACCUMULATED DEPRECIATION
                    --------------------------------------

                   AND DEPLETION OF PROPERTY AND EQUIPMENT
                   ---------------------------------------


                                       Additions
                         Balance at    charged to
                         beginning     costs and    Retire-     Balance at
                         of period      expenses     ments    end of period
                         ----------    ----------   -------   -------------


     Description
     -----------


Year ended September 30, 1994
-----------------------------

  Oil and gas properties:
     Proved              $176,827       68,597      160,215       85,209
     Unproved                 -            -            -            -
  Office equipment          1,363        1,094          -          2,457
                          -------      -------      -------      -------
                         $178,190       69,691      160,215       87,666
                          =======      =======      =======      =======


Year ended September 30, 1995
-----------------------------

  Oil and gas properties:
     Proved              $ 85,209       46,196        1,989      129,416
     Unproved                 -            -            -            -
  Office equipment          2,457          933          -          3,390
                          -------      -------      -------      -------
                         $ 87,666       47,129        1,989      132,806
                          =======      =======      =======      =======


Year ended September 30, 1996
-----------------------------

  Oil and gas properties:
     Proved              $129,416       30,057          317      159,156
     Unproved                 -            -            -            -
  Office equipment          3,390          535        1,042        2,883
                          -------      -------      -------      -------
                         $132,806       30,592        1,359      162,039
                          =======      =======      =======      =======

                                    ITEM 9.

          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                           AND FINANCIAL DISCLOSURE

     There has been no disagreements between the Company and its auditors on accounting and financial disclosure.


                                   PART III

                                   ITEM 10.

              DIRECTORS AND EXECUTIVE OFFICERS ON THE REGISTRANT

     Information concerning the Company's Directors and Executive Officers is set forth below:


                                                                   PERIOD OF
          NAME AND AGE                   POSITION                   SERVICE
          ------------                   --------                  ---------

     S. W. Houghton               Chairman of the board,       March 26, 1993
          56                      Secretary & Director         to Present


     E. J. Henderson              President, Chief             March 26, 1993
          62                      Executive Officer,           to Present
                                  Treasurer & Director


     Kerry L. Phelps              Executive Vice               May 1, 1993
          53                      President, Vice              to Present
                                  President/Exploration
                                  and Director


     Gary C. Wilkins              Director                     December 1977
          64                                                   to Present


     George H.C. Lawrence         Director                     December 2, 1993
          59                                                   to Present

S. W. Houghton (56) Chairman of the Board
--------------

Mr. Houghton is a graduate of the Wharton School of Finance and Commerce with a B.S. in Economics. Mr. Houghton has an extensive background in investment banking in the financial and natural resources industries serving in corporate management, an investor in, and a Director in several public and private oil, gas and mining companies. Some of the companies with which Mr. Houghton has been associated are Cotton Petroleum Corporation, Henderson Petroleum Corporation, Siskon Mining Corporation and Hadson Corporation. Since resigning as President and Chief Executive Officer of Hadson Corporation in February 1990, Mr. Houghton has been active as a private investor and in the management of Houghton & Company, Inc.


E. J. Henderson (62) President, Chief Executive Officer, Treasurer
---------------      and Director

Mr. Henderson is a graduate of Texas A & M University with a B.S. in Petroleum Engineering. Mr. Henderson served in Engineering/Operations positions with Pan American Petroleum and Hunt Oil Company and in Engineering/Management positions with Consolidated Oil & Gas, Inc., and K.R.M. Petroleum Corporation. Mr. Henderson founded Henderson Petroleum Corporation in September 1978. Henderson Petroleum Corporation, a public corporation, was acquired by Burkhart Petroleum Corporation in December 1985. Mr. Henderson has served as President of E & S Investments, Inc., since its formation in April 1981 until the merger with CLX Energy, Inc. in March 1993.


Kerry L. Phelps (53) Executive Vice President, Secretary and Director
---------------

Mr. Phelps is a graduate of Bowling Green State University with a B.S. in Geology. Mr. Phelps has a broad background in petroleum exploration including the management of large geographically diverse exploration and drilling programs. Mr. Phelps served in various positions with Amerada Hess Corporation in Canada for seven years, then in Denver worked for several independent producers including Duncan Oil Properties and Resources Investment Corporation. Mr. Phelps was Senior Vice President/Exploration for General Atlantic Energy from 1982 to 1989, then formed Cavalier Petroleum where he served as President until joining CLX Energy, Inc. in May 1993.


Gary C. Wilkins (64) Director
---------------

Mr. Wilkins is a graduate of the University of Iowa with both a B.A. and M.S. in geology. Mr. Wilkins served in exploration geology positions with Mobil Oil Corporation and Mesa Petroleum Company and exploration and senior management positions with Lear Petroleum Corporation. Mr. Wilkins is currently an independent Geological Consultant, operating as Hawkeye Exploration. Mr. Wilkins has been associated with CLX since its inception as a Director and as President of CLX Exploration since October 1988. Prior to that time he served for various periods as Senior Vice President, Chief Operating Officer and Vice President of Exploration.

George H.C. Lawrence (59) Director
--------------------

Mr. Lawrence is a graduate of Columbia College (NYC) and Pace University. Mr. Lawrence has extensive experience in investment banking, having served with
W. E. Hutton & Co., R. W. R/Pressrich & Co., and G. H. Walker & Co. from 1960 to 1970. Since 1970, Mr. Lawrence has been President and CEO of Lawrence Investing Co., a 100 year old family owned real estate development company. Mr. Lawrence has served on the Board of Directors of several companies, including Cotton Petroleum Corporation from 1971 to 1986. He has served as a Trustee of Sarah Lawrence College and as a member of the Board of Governors of Lawrence Hospital.

     No Family relationship exists between any director, executive officer, significant employee or person nominated or chosen by the Company to become a director of executive officer.

     There was no arrangement or understanding between any officer or director and any other person pursuant to which any director or officer was elected as such.

     The Company has not established an executive committee of the Board of Directors or any committee that would serve similar functions. The Company has discontinued its audit, incentive compensation and nominating committees.



                                  ITEM 11.

                           EXECUTIVE COMPENSATION

     The following table sets information regarding compensation of certain Executive Officers of the Company, none of whom received compensation in excess of $30,000 during 1994.

     Name            Principal Position          Year          Annual
     ----            ------------------          ----       Compensation
                                                            ------------

E. J. Henderson   President, Chief Executive     1996         $24,000
                  Officer and Chief Financial    1995          23,000
                  Officer                        1994          30,000

     The officers receive no benefits other than cash compensation.

     The company does not have any plans for its Executive Officers involving stock appreciation rights, long term incentive, employment contracts, termination of employment and change in control agreements. Two officers of the Company have stock options totaling in aggregate 600,000 shares which were granted in 1994. These options are detailed in Item 12, footnote (4).

     Directors are not compensated for their services. Directors are currently reimbursed travel expenses and the cost of overnight accomodations incurred in connection with attendance of Directors meetings.


                                 ITEM 12.

      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth the beneficial ownership of the Company's equity securities by the directors and executive officers of the Company, and certain individuals who own 5% or more of the Company's outstanding common stock.


                                               Common Stock
  Name                   Position            Par Value $0.001        % of Class
--------               ------------          ----------------        ----------

Beneficial Owners:
-----------------

Don G. Calvin                                    188,360                5.84
9020 E. Woodspring
Wichita, Kansas  67226


Officers & Directors:
--------------------

S. W. Houghton           Chairman of             412,390 (5)           12.80
369 Lexington Ave.       the Board
New York, New York  10017

E. J. Henderson          President               497,390 (1), (6)      15.44
1776 Lincoln St., Suite 806
Denver, Colorado  80203

Kerry Phelps             Exec. Vice Pres.        497,390 (2), (6)      15.44
1776 Lincoln St., Suite 806
Denver, Colorado  80203

Gary C. Wilkins          Director                168,894 (3), (5)       5.24
518 17th St., Suite 660
Denver, Colorado  80202

George H.C. Lawrence     Director                 42,000 (4), (5)       1.30
P.O. Box 3445
Vero Beach, Florida  32964


Officers and Directors                         1,618,064               50.22
as a group (5 Persons)

(1) Includes 175,000 shares owned by Mr. Henderson's wife and three adult children. Mr. Henderson disclaims beneficial ownership of these 175,000 shares.

(2) These shares are held in the name of Cavalier Petroleum Corporation, a company of which Mr. Phelps is the sole stockholder.

(3) Includes 23,194 shares held in the name of Hawkeye Exploration Inc., a company 100% owned by Mr. Wilkins.

(4) Includes 42,000 shares held in the name of Lawrence Properties, Inc., a company 100% owned by Mr. Lawrence.

(5) Does not include an option to acquire 31,250 shares of the Company's restricted common stock granted May 24, 1994 under the Company's Qualified Directors Stock Option Plan. The options may be exercised in five cumulative annual installments beginning January 1, 1995 and will expire March 1, 2004. The exercise price is $0.12 per share.

(6)  Does not include:

     (a) An option to acquire 100,000 shares of the Company's restricted common stock granted May 24, 1994 under the Company's Qualified Employee Stock Option Plan. The option may be exercised as to 20% of the total option each successive anniversary date of the grant of the option at an exercise price of $0.12 per share. The option will expire May 24, 2004.

     (b) A non-qualified option granted May 24, 1994 to acqire 200,000 shares of the Company's restricted common stock at an exercise price of $0.25 per share. This option is exercisable at any time, in whole or in part, and will expire on May 24, 2004.


                                 ITEM 13.

              CERTAIN RELATIONSHIPS AND RELATED TRANSCATIONS

For information on these matters refer to Notes 2, 4 and 6 of "Notes to Financial Statements".


                                 ITEM 14.

     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) and (2) Financial Statements and Schedules

     See "Index to Financial Statements and Supplemental Schedules" in Part II, Item 8.

     (3)  Exhibits - Exhibit 27.  Financial Data Schedule.

     (b) No reports on Forms 8-K were filed during the Company's fiscal quarter ended September 30, 1996.

                                     SIGNATURES


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CLX ENERGY, INC.



                                             By /s/ E. J. Henderson
Dated:  December 27, 1996                       E. J. Henderson
                                                  President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on dates indicated:




                                              By /s/ S. W. Houghton
Dated:  December 27, 1996                        S. W. Houghton
                                                   Chairman of the Board
                                                   and Director


                                              By /s/ E. J. Henderson
Dated:  December 27, 1996                        E. J. Henderson
                                                   Chief Executive
                                                   Officer, President,
                                                   Treasurer, Director


                                              By /s/ Kerry L. Phelps
Dated:  December 27, 1996                        Kerry L. Phelps
                                                   Executive Vice President,
                                                   Secretary, Director


                                              By
Dated:  December 27, 1996                        Gary C. Wilkins
                                                   Director


                                              By /s/ George H.C. Lawrence
Dated:  December 27, 1996                        George H.C. Lawrence
                                                   Director