Form 10-Q
period 1996-12-31
CLX ENERGY INC
filed 1997-02-07
CIK 317438

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996

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

4,054,154 shares of Common Stock, $.01 par value at February 7, 1997

CLX ENERGY, INC.
December 31, 1996

INDEX
Form 10-Q


Part I. - Financial Information

          Balance Sheets - December 31, 1996 and
              September 30, 1996

          Statements of Operations for the three months ended December 31, 1996 and 1995

          Statements of Cash Flows for the three months ended December 31, 1996 and 1995

          Notes to Unaudited Financial Statements

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

Part II. - Other Information

Signatures


CLX ENERGY, INC.
BALANCE SHEETS
December 31, 1996 and September 30, 1996
(Unaudited)

                                           December 31,   September 30,
ASSETS:                                        1996           1996
Current assets:
   Cash                                       62,680         15,245
   Accounts Receivable:
     Trade                                     5,682            736
     Oil and gas sales                        16,204         14,010
   Deposits and prepaid expenses                 -               49
                                             -------        -------
          Total current assets                84,566         30,040
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                329,732        329,732
       Unproved                               15,338          7,438
   Office equipment                            3,618          3,618
                                             -------        -------
                                             348,688        340,788
       Less accumulated depreciation
         and depletion                      (168,550)      (162,039)
                                             -------        -------
                                             180,138        178,749
                                             -------        -------
          Total assets                       264,704        208,789
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           19,781          5,677
   Note payable-bank                             -           57,000
   Current portion on long-term debt             -            4,134
   Due joint interest owners                   8,355          8,355
   Accrued expenses                              -              356
                                             -------        -------
          Total current liabilities           28,136         75,522
                                             -------        -------

Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     4,054,154 shares issued and
     outstanding (3,220,821 shares
     at September 30, 1996)                   40,542         32,208
   Additional paid-in capital                541,417        424,750
   Accumulative deficit                     (346,731)      (325,031)
                                             -------        -------
          Net stockholders' equity           236,568        133,267
                                             -------        -------
          Total Liabilities and Equities     264,704        208,789
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
STATEMENTS OF OPERATIONS
Three months ended December 31, 1996 and 1995
(Unaudited)

                                               Three Months Ended
                                                  December 31,
                                               1996          1995
Revenues:
   Oil and gas sales                          29,918        22,449
   Management fees                             8,648         4,240
                                             -------       -------
     Total revenue                            38,566        26,689

Operating costs and expenses:
   Lease operating and
     production taxes                          9,811         7,433
   Lease rentals and abandonments              1,374         1,645
   Depreciation and depletion                  6,511        10,504
   General and administrative                 46,369        45,253
                                             -------       -------
     Total operating costs and expenses       64,065        64,835
                                             -------       -------
     Operating loss                         ( 25,499)     ( 38,146)
                                             -------       -------

Other income (expenses):
   Gain on sale of assets                      5,000        23,557
   Interest expense                         (  1,201)     (  2,217)
                                             -------       -------
     Total other income (expenses)             3,799        21,340
                                             -------       -------

          Net loss                          ( 21,700)     ( 16,806)
                                             =======       =======

Weighted average number of common
  shares outstanding                       3,465,386     3,220,821
                                           =========     =========

Net loss per common share                   (    .01)     (    .01)
                                             =======       =======

The accompanying notes are an integral part of these financial statements.


CLX ENERGY, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1996 and 1995
(Unaudited)

                                                  1996          1995
Cash flows from operating activities:
   Net loss                                    ( 21,700)     ( 16,806)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
       Depreciation and depletion                 6,511        10,504
       Abandoned properties                         -             520
       Gain on sale of assets                  (  5,000)     ( 23,557)
       (Increase) in
         accounts receivable                   (  7,140)     (  3,353)
       Decrease in prepaid expenses                  49           449
       Increase in accounts payable              14,104         9,588
       Increase (decrease) in accrued
         expenses and other                    (    355)           72
                                                -------       -------
           Net cash provided by (used in)
             operating activities              ( 13,531)     ( 22,583)
                                                -------       -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment   5,000        47,199
   Purchase of property and equipment          (  7,900)     ( 12,447)
                                                -------       -------
           Net cash provided by (used in)
             investing activities              (  2,900)       34,752
                                                -------       -------

Cash flows from financing activities:
   New short-term borrowings                        -          14,000
   Payments on short-term borrowings           ( 57,000)          -
   Payments on long-term borrowings            (  4,134)     (  4,170)
   Proceeds from issuance of common stock       125,000           -
                                                -------       -------
           Net cash provided by (used in)
             financing activities                63,866         9,830
                                                -------       -------

           Net increase (decrease) in cash       47,435        21,999

Cash, beginning of period                        15,245         6,719
                                                -------       -------

Cash, end of period                              62,680        28,718
                                                =======       =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                      1,557         2,145
                                                =======       =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 1996

Note A - Basis of Presentation

The balance sheet as of December 31, 1996, the statements of operations for the three months ended December 31, 1996 and 1995 and the statements of cash flows for the three months ended December 31, 1996 and 1995 have been prepared by the Company, without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 1996 financial statements of CLX Energy, Inc., the notes thereto and the Independent Auditors' Report thereon.

Note B - Net loss per common share

Net loss per common share is computed on the basis of the weighted average number of common and common equivalent shares outstanding during the period. Common stock equivalents, consisting of options, have not been considered in the computation because they have reduced the net loss per share.

Note C - Preferred stock

Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired on April 30, 1983. Except in certain specified circumstances, the Series A preferred stock is nonvoting. The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1996 for a total of $104,520 and are in arrears at December 31, 1996.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Analysis of Financial Condition

During the three months ended December 31, 1996, the Company purchased unproved oil and gas properties at a cost of approximately $7,900.
During the same period, the Company sold part of its interest in certain unproved oil and gas prospects for $5,000. The Company received
$8,648 for management fees in connection with acting as contract operator on certain wells drilled during the three months ended December 31, 1996. In December 1996, the Company sold in a private placement 833,333 shares of common stock for $.15 per share for a total of $125,000.

Capital Resources and Liquidity

At December 31, 1996 the Company had working capital of $56,430. Revenues from existing oil and gas production and management fees from operating a drilling program are not adequate to cover the normal operating expenses of the Company without a reduction of general and administrative expenses. In addition, the Company may be required to continue to sell some of its oil and gas properties or raise additional capital from other sources to participate in any significant drilling activities. The Company continues to attempt to acquire producing properties for stock or in leveraged transactions to increase its monthly revenues.

Analysis of Results of Operations

Oil and gas sales increased primarily as a result of increases in gas and oil prices. Management fees increased due to an increase in activity on a drilling program that the Company acts as operator.

Lease operating expenses and production taxes increased due to higher production taxes as a result of the increase in sales prices and an increase in operating costs caused primarily by adverse weather conditions. Depreciation and depletion decreased primarily as a result of reduced production of oil and gas reserves. General and administrative expenses increased by an insignificant amount.

In December, 1996 the Company sold part of its interest in unproved oil and gas prospects that resulted in a gain of $5,000. In December, 1995 the Company sold part of its interests in two unproved oil and gas prospects that resulted in a gain of approximately $23,500. Interest expense decreased as a result of the repayment of all short-term and long-term debt.

                         PART 2 - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Exhibit 27.  Financial Data Schedule

         (b)  Reports on Form 8-K.

              None




                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CLX ENERGY, INC.



                                              /s/ E. J. Henderson
                                              By:  E. J. Henderson
                                                   President and Chief
                                                   Financial Officer
Dated:  February 7, 1997