Form 10-Q
period 1997-03-31
CLX ENERGY INC
filed 1997-05-13
CIK 317438

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

4,054,154 shares of Common Stock, $.01 par value at May 13, 1997

CLX ENERGY, INC.
March 31, 1997
INDEX
Form 10-Q


Part I. - Financial Information

          Balance Sheets - March 31, 1997 and
              September 30, 1996

          Statements of Operations for the six months and three months ended March 31, 1997 and 1996

          Statements of Cash Flows for the six months ended March 31, 1997 and 1996

          Notes to Unaudited Financial Statements

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

Part II. - Other Information

Signatures



CLX ENERGY, INC.
BALANCE SHEETS
March 31, 1997 and September 30, 1996
(Unaudited)

                                             March 31,    September 30,
ASSETS:                                        1997           1996
Current assets:
   Cash                                       46,598         15,245
   Accounts Receivable:
     Trade                                    72,482            736
     Oil and gas sales                        16,995         14,010
   Deposits and prepaid expenses                 -               49
                                             -------        -------
          Total current assets               136,075         30,040
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                329,732        329,732
       Unproved                               15,338          7,438
   Office equipment                            3,618          3,618
                                             -------        -------
                                             348,688        340,788
       Less accumulated depreciation
         and depletion                      (174,877)      (162,039)
                                             -------        -------
                                             173,811        178,749
                                             -------        -------
          Total assets                       309,886        208,789
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                           63,342          5,677
   Note payable-bank                             -           57,000
   Current portion on long-term debt             -            4,134
   Due joint interest owners                   8,355          8,355
   Accrued expenses                              -              356
                                             -------        -------
          Total current liabilities           71,697         75,522
                                             -------        -------
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     4,054,154 shares issued and
     outstanding (3,220,821 at
     September 30, 1996)                      40,542         32,208
   Additional paid-in capital                541,417        424,750
   Accumulative deficit                     (345,110)      (325,031)
                                             -------        -------
          Net stockholders' equity           238,189        133,267
                                             -------        -------
          Total Liabilities and Equities     309,886        208,789
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                           Six Months Ended  Three Months Ended
                                               March 31,           March 31,
                                            1997      1996     1997       1996
Revenues:
   Oil and gas sales                      72,026    49,010    42,108    26,561
   Management fees                        17,048    17,726     8,400    13,486
                                         -------   -------   -------   -------
     Total revenue                        89,074    66,736    50,508    40,047

Operating costs and expenses:
   Lease operating and
     production taxes                     21,310    15,550    11,499     8,117
   Lease rentals and abandonments          1,667     1,424       293  (    221)
   Depreciation and depletion             12,838    17,301     6,327     6,797
   General and administrative             77,137    70,135    30,768    24,882
                                         -------   -------   -------   -------
     Total operating costs and expenses  112,952   104,410    48,887    39,575
                                         -------   -------   -------   -------
     Operating income (loss)            ( 23,878) ( 37,674)    1,621       472
                                         -------   -------   -------   -------

Other income (expenses):
   Gain on sale of assets                  5,000    42,087       -      18,530
   Interest expense                     (  1,201) (  4,308)      -    (  2,091)
                                         -------   -------   -------   -------
     Total other income (expenses)         3,799    37,779       -      16,439
                                         -------   -------   -------   -------

          Net income (loss)             ( 20,079)      105     1,621    16,911
                                         =======   =======   =======   =======

Weighted average number of common
  shares outstanding                   3,756,535 3,220,821 4,054,154 3,220,821
                                       ========= ========= ========= =========

Net income (loss) per common share     (    .01)      .00       .00       .01

The accompanying notes are an integral part of these financial statements.


CLX ENERGY, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1997 and 1996
(Unaudited)

                                                  1997          1996
Cash flows from operating activities:
   Net income (loss)                          (  20,079)          105
   Adjustments to reconcile net income
     (loss) to net cash provided by
     (used in) operating activities:
       Depreciation and depletion                12,838        17,301
       Abandoned properties                         -             520
       Gain on sale of assets                  (  5,000)     ( 42,087)
       (Increase) decrease in
         accounts receivable                   ( 74,730)     ( 21,206)
       Decrease in
         prepaid expenses                            49           523
       Increase (decrease) in
         accounts payable                        57,665         3,245
       Increase (decrease) in
         accrued expenses and other            (    356)           31
                                                -------       -------
           Net cash provided by (used in)
             operating activities              ( 29,613)     ( 41,568)
                                                -------       -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment   5,000        68,575
   Purchase of property and equipment          (  7,900)     ( 13,523)
                                                -------       -------
           Net cash provided by (used in)
             investing activities              (  2,900)       55,052
                                                -------       -------

Cash flows from financing activities:
   New short-term borrowings                        -          14,000
   Payments on short-term borrowings           ( 57,000)     (  5,375)
   Payments on long-term borrowings            (  4,134)     (  8,340)
   Proceeds from issuance of common stock       125,000           -
                                                -------       -------
           Net cash provided by (used in)
             financing activities                63,866           285
                                                -------       -------

           Net increase (decrease) in cash       31,353        13,769

Cash, beginning of period                        15,245         6,719
                                                -------       -------

Cash, end of period                              46,598        20,488
                                                =======       =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                      1,557         4,277
                                                =======       =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 1997

Note A - Basis of Presentation

The balance sheet as of March 31, 1997, the statements of operations for the six months and three months ended March 31, 1997 and 1996 and the statements of cash flows for the six months ended March 31, 1997 and 1996 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997 and for all periods presented have been made.

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

Note C - Preferred stock

Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired in a prior year (April 30, 1983.) Except in certain specified circumstances, the Series A preferred stock is nonvoting.
The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1996 for a total of $104,520 and are in arrears at March 31, 1997.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Analysis of Financial Condition

During the six months ended March 31, 1997, the Company purchased unproved oil and gas properties at a cost of approximately $7,900.
During the same period, the Company sold part of its interest in certain unproved oil and gas prospects for $5,000. The Company received $17,048 for management fees in connection with acting as contract operator for certain wells drilled during the six months ended March 31, 1997. In December 1996, the Company sold in a private placement 833,333 shares of common stock for $.15 per share for a total of $125,000.

Capital Resources and Liquidity

At March 31, 1997 the Company had working capital of $64,378. Revenues from existing oil and gas production and management fees from operating a drilling program will not be adequate to cover the normal operating expenses of the Company without a reduction of general and administrative expenses. In addition, the Company may be required to continue to sell some of its oil and gas properties or raise additional capital from other sources to participate in any drilling activities. The Company continues to attempt to acquire producing properties for stock or in leveraged transactions to increase its monthly revenues.

Analysis of Results of Operations

Oil and gas sales increased for the six months and the three months ended March 31, 1997 primarily as a result of higher oil and gas prices. Management fees did not change significantly for the six months ended March 31, 1997 compared to the six months ended March 31, 1996. The fees received for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 decreased due to a decrease in activity on a drilling program that the Company acts as operator.

Lease operating expenses and production taxes increased due to higher production taxes as a result of the increase in sales, and an increase in operating costs caused by adverse weather conditions and a general increase in costs. Depreciation and depletion decreased primarily as a result of declining production on most of the oil and gas properties. General and administrative expenses increased for the six months and the three months ended March 31, 1997 as compared to the prior periods primarily due to a general increase in activity.

During the six months ended March 31, 1997 the Company sold part of its interest in an unproved oil and gas prospect that resulted in a gain of $5,000. During the six months ended March 31, 1996 the Company sold part of its interests in three unproved oil and gas prospects that resulted in gains of approximately $42,000. Interest expense decreased due to the repayment of all short-term and long-term debt.

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

                                              CLX ENERGY, INC.



                                              /s/ E. J. Henderson
                                              By:  E. J. Henderson
                                                   President and Chief
                                                   Financial Officer
Dated:  May 13, 1997