Form 10-K
period 1997-09-30
CLX ENERGY INC
filed 1998-01-12
CIK 317438

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     September 30, 1997

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

                      Common Stock, $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes [X]  No [ ]

     The number of shares outstanding of each class of the Registrant's common stock as of the end of the period covered by this report was: Common Stock - $0.01 par value, 4,054,154 shares.

     There is no established public trading market for the Registrant's common stock. Accordingly, the aggregate market value of the voting stock held by non-affiliates of the Registrant at December 31, 1997 was not determinable.

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

September 30, 1997



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

     As of September 30, 1997 the Company's significant oil and gas operations were located in the following areas.

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


Employees
---------

     As of September 30, 1997, the Company employed one person, the President and Chief Executive Officer, on a full-time basis.


Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

     The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries.

                                ITEM 2.

                              PROPERTIES


Office Facilities
-----------------

     The Company's offices are located at 1776 Lincoln Street, Suite 806, Denver, Colorado 80203, in space which the Company leases from an unaffiliated entity. The Company currently occupies approximately 1,440 square feet for which it pays a monthly rental of $1,113. The lease agreement on this space expires on May 31, 1998.


Oil and Gas Properties
----------------------

     The Company is in only one line of business, that of acquiring, developing and producing oil and gas properties. The Company's estimated discounted future net revenue attributable to proved producing reserves of $288,600 is attributed 67.4% to natural gas reserves and 32.6% to oil reserves.

     The Company holds interests in producing and non-producing leaseholds as set forth below.

               Producing Properties                    Non-Prod. Properties
               --------------------                    --------------------
               Gross          Net                      Gross          Net
               Acres          Acres                    Acres          Acres
               -----          -----                    -----          -----

State
-----

Kansas         1,920           294                       -               -
Oklahoma       1,120           212                       -               -
Wyoming          716            58                     5,855           1,553
               -----           ---                     -----           -----

               3,756           564                     5,855           1,553


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

                                                September 30
                                  --------------------------------------
                                      1997          1996        1995
                                  ------------   ----------  -----------

     Barrels of oil
     --------------
       Proved                        30,500        38,200      46,100
       Proved developed              16,300        24,100      32,000

     MCF of gas
     ----------
       Proved                       242,600       183,400     212,500
       Proved developed             242,600       183,400     212,500


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


                                               September 30
                                  --------------------------------------
                                     1997         1996          1995
                                  ----------    --------     -----------

     Oil
     ---
       Proved                      $ 222,700     244,700      266,700
       Proved developed            $  94,100     134,300      199,300

     Gas
     ---
       Proved                      $ 194,500     201,100      145,800
       Proved developed            $ 194,500     201,100      145,800


     See Supplementary Information - Oil and Gas Producing Activities for an explanation of change in the estimated future net revenue of the Company.

     The above reserves are located entirely within the United States.

Oil and Gas Reserve Estimates Filed
-----------------------------------

     Since September 30, 1997 the Company has filed no estimates of total proved net oil or gas reserves with or included such information in reports to any federal authority or agency other than the Securities and Exchange Commission.


Net Oil and Gas Production
--------------------------

     The following table shows, for the periods indicated, the approximate production attributable to the Company's oil and gas interests.


                                 YEAR ENDED SEPTEMBER 30
                         ---------------------------------------
                            1997           1996          1995
                            ----           ----          ----

     Crude Oil (Bbls)       1,800          1,900         2,500
     Natural Gas (MCF)     31,400         35,200        44,300


     The following table shows, for the periods indicated, the approximate average sales price per barrel of oil and MCF of gas and approximate average productive cost of oil and gas produced on a relative unit basis.


                                      YEAR ENDED SEPTEMBER 30
                              ---------------------------------------
                                 1997           1996          1995
                                 ----           ----          ----
     Average Sales Price
       Per Barrel of Oil        $ 16.84         16.13         13.06
       Per MCF of Gas           $  2.55          2.03          1.43

     Average Lifting Cost
       Per Equivalent MCF       $   .36          0.24          0.37
       Per Equivalent BBL       $  6.28          4.57          7.48

Total Gross and Net Productive Wells and Developed Acres
--------------------------------------------------------

     The following table sets forth the Company's total gross and net productive wells as of September 30, 1997, which are located on 3,756 gross (564 net) acres:

               Gross Wells               Net Wells
               -----------               ---------
               Oil     Gas               Oil   Gas
               ---     ---               ---   ---

                2       11               .15   .91



Net Productive and Dry Exploratory and Development Wells
--------------------------------------------------------

     The following table sets forth the number of net productive and dry exploratory and development wells drilled by the Company during fiscal 1997, 1996 and 1995.

          Exploratory Wells          Development Wells
          -----------------          -----------------
         Net Prod.   Net Dry        Net Prod.   Net Dry
         ---------   -------        ---------   -------
                              1997
                              ----
              0       .21              0          0
                              1996
                              ----
              0       .20              0          0
                              1995
                              ----
              0       .02             .07         0



Present Activities
------------------

     As of December 31, 1997, the Company was not involved in the drilling of any wells.


Future Oil and Gas Delivery Contracts
-------------------------------------

     The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements.

                                ITEM 3.

                           LEGAL PROCEEDINGS

     The Company is not party to any pending legal proceedings, nor have any such proceedings been threatened and none are contemplated, except for the demand for reimbursement of certain taxes as described in Note 9. The Company knows of no legal proceedings, pending or threatened, or judgements against any Director or Officer of the Company in their capacity as such, nor are any such persons involved in "Certain Legal Proceedings" as defined in Section 401(f) of Regulation SK.


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

     The following table sets forth the approximate number of security holders of record of the Company's $0.01 par value common stock and $0.01 par value preferred stock as of September 30, 1997.


     TITLE OF CLASS     SHARES OUTSTANDING     NUMBER OF SHAREHOLDERS
     --------------     ------------------     ----------------------

     $0.01 Par Value         4,054,154                  943
      Common Stock

     $0.01 Par Value           134,000                   18
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

                                  ITEM 6.

                          SELECTED FINANCIAL DATA
                          -----------------------



                                              YEAR ENDED
                                             SEPTEMBER 30
                             --------------------------------------------
                           1997       1996       1995       1994       1993
                           ----       ----       ----       ----       ----


Oil and gas sales      $ 111,309    108,845     95,648    127,240    89,170
Total revenues           143,092    172,507    120,782    227,529   114,860
Costs and expenses       259,589    184,126    241,676    259,674   175,253
                         -------    -------    -------    -------   -------

Net loss               $(116,497)  ( 11,619)  (120,894)  ( 32,145) ( 60,393)
                         =======    =======    =======    =======   =======

Net loss per
common share           $(    .03)  (    .01)  (    .04)  (    .01) (    .03)
                         =======    =======    =======    =======   =======

Weighted average
 number of common
 shares outstanding    3,905,752  3,220,821  3,220,821  3,220,821 2,219,240
                       =========  =========  =========  ========= =========

At year end:
 Current assets        $ 106,244     30,040     16,951     36,617    65,188
 Current liabilities     124,748     75,522     90,400     62,666    75,068
 Working capital
  (deficit)             ( 18,504)  ( 45,482)  ( 73,449)  ( 26,049) (  9,880)
 Total assets            266,519    208,789    239,420    349,260   372,993
 Long-term debt              -          -        4,134     20,814       -
 Stockholders equity     141,771    133,267    144,886    265,780   297,925

Cash dividends per
 common share          $     -          -          -          -         -
                         =======    =======    =======    =======   =======







                                   ITEM 7.

          MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Liquidity, Capital Resources and Commitments
--------------------------------------------

     During 1997, the Company accessed capital from the following sources, other than oil and gas sales:

     * $125,000 from the sale of 833,333 shares of the Company's common stock.

     * $26,783 in the form of management fees for managing a drilling program for a corporation which purchased certain drilling prospects from the Company.

     *     $5,000 from the sale of a drilling prospect in Wyoming.

     These funds were utilized for payment of bank debt and for operating capital.

     The Company's $75,000 revolving line of credit with the Union Bank & Trust of Denver, Colorado expired in August, 1997. The Company has not requested that this credit line be renewed.

     The Company's cash flow from oil and gas sales is not expected to cover the normal operating expenses of the Company. Additionally, the Company's current liabilities exceed its current assets by approximately $19,000.

     The Company currently has drilling prospects which it is actively marketing to industry participants. If these prospects are successfully sold, the Company will receive a front-end payment and an interest carried free of costs in these prospects which would improve the Company's cash flow.

Results of Operations
---------------------
Year Ended September 30, 1997 Compared With Year Ended September 30, 1996:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 1997 was $111,309 compared to $108,845 for the year ended September 30, 1996. This increase is attributable to increases in average unit prices for oil and gas offset by a decrease in revenue due to quantities sold in 1997 compared to 1996. The decrease in sales volume was primarily the result of normal declines. Management fees increased due to an increase in activity in a drilling program that the Company manages.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                    YEAR ENDED SEPT. 30
                                    -------------------
     Quantities Sold                 1997         1996
     ---------------                 ----         ----

       Oil (Bbls.)                   1,800        1,900
       Gas (MCF)                    31,400       35,200

     Average Unit Price
     ------------------

       Oil (Bbls.)                  $16.84        16.13
       Gas (MCF)                    $ 2.55         2.03


Operating Costs and Expenses
----------------------------

     Lease operating expense, was $21,804 for the year ended September 30, 1997 compared to $24,292 for the year ended September 30, 1996, a decrease of 10%. This decrease is attributable primarily to normal fluctuations in operating costs.

     The unusual expenses for the year ended September 30, 1997 represents estimated costs of settlement of a claim relating to gas prices during the years 1983 through 1985.

     General and administrative expense for the year ended September 30, 1997 was $133,836 compared to $110,195 for the year ended September 30, 1996. The increase was primarily the result of an increase in salary expense.

     Dry hole expense increased as a result of additional participation in exploratory wells.

Results of Operations
---------------------
Year Ended September 30, 1996 Compared With Year Ended September 30, 1995:
--------------------------------------------------------------------------

Operating Revenue:
------------------

     Revenue from oil and gas sales for the year ended September 30, 1996 was $108,845 compared to $95,648 for the year ended September 30, 1995. This increase is attributable to increase in average unit prices for oil and gas offset by a decrease in revenue due to quantities sold in 1996 compared to 1995. The decrease in sales volumes was primarily the result of normal declines.

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

                              ITEM 8

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

                          CLX ENERGY, INC.

       INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Independent Auditor's Report
Balance Sheets - September 30, 1997 and 1996
Statements of Operations - years ended
  September 30, 1997, 1996 and 1995
Statements of Stockholders' Equity -
  years ended September 30, 1997, 1996 and 1995
Statements of Cash Flows - year ended
  September 30, 1997, 1996 and 1995
Notes to financial statements - years
  ended September 30, 1997, 1996 and 1995
Schedule V. Property and equipment - years ended September 30, 1997, 1996 and 1995
Schedule VI. Accumulated depreciation and depletion of property and equipment - years ended September 30, 1997, 1996 and 1995



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


                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
CLX Energy, Inc.
Denver, CO


We have audited the accompanying balance sheets of CLX Energy, Inc. as of September 30, 1997 and 1996 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1997, 1996 and 1995. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLX Energy, Inc. as of September 30, 1997 and 1996 and the results of its operations and its cash flows for the years ended September 30, 1997, 1996 and 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules V and VI, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ EASTON AND BARSCH
EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


January 8, 1998



                           CLX ENERGY, INC.
                            Balance Sheets
                      September 30, 1997 and 1996


ASSETS:                                        1997           1996
Current assets:
   Cash                                       34,763         15,245
   Accounts receivable:
     Trade                                    59,471            736
     Oil and gas sales                        12,010         14,010
   Deposits and prepaid expenses                 -               49
                                             -------        -------
          Total current assets               106,244         30,040
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                329,732        329,732
       Unproved                               20,060          7,438
   Office equipment                            3,618          3,618
                                             -------        -------
                                             353,410        340,788
       Less accumulated depreciation
         and depletion                      (193,135)      (162,039)
                                             -------        -------
                                             160,275        178,749
                                             -------        -------
          Total assets                       266,519        208,789
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          116,393          5,677
   Note payable-bank                             -           57,000
   Current portion on long-term debt             -            4,134
   Due joint interest owners                   8,355          8,355
   Accrued expenses                              -              356
                                             -------        -------
          Total current liabilities          124,748         75,522
                                             -------        -------
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     4,054,154 shares issued and
     outstanding (3,220,821 at
     September 30, 1996)                      40,542         32,208
   Additional paid-in capital                541,417        424,750
   Accumulative deficit                     (441,528)      (325,031)
                                             -------        -------
          Net stockholders' equity           141,771        133,267
                                             -------        -------
          Total Liabilities and Equities     266,519        208,789
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

                             CLX ENERGY, INC.
                         Statements of Operations
              Years Ended September 30, 1997, 1996 and 1995

                                            1997          1996          1995
Revenues:
   Oil and gas sales                    $ 111,309       108,845        95,648
   Management fees                         26,783        19,075        17,760
                                          -------       -------       -------
     Total revenue                        138,092       127,920       113,408
                                          -------       -------       -------

Operating expenses:
   Lease operating                         21,804        24,292        18,541
   Production taxes                         9,748         9,776         9,785
   Lease rentals                            2,324           645           288
   Dry holes and abandoned leases          14,580           520         4,796
   Depreciation and depletion              31,096        30,592        47,129
   Unusual expenses                        45,000           -             -
   Impairment of oil and gas properties       -             -          31,052
   General and administrative             133,836       110,195       122,146
                                          -------       -------       -------
     Total operating expenses             258,388       176,020       233,737
                                          -------       -------       -------
     Operating loss                      (120,296)     ( 48,100)     (120,329)
                                          -------       -------       -------

Other income (expenses):
   Gain on sale of assets                   5,000        44,587         6,751
   Interest income                            -             -             623
   Interest expense                      (  1,201)     (  8,106)     (  7,939)
                                          -------       -------       -------
     Total other income (expenses)          3,799        36,481      (    565)
                                          -------       -------       -------

          Net loss                      $(116,497)     ( 11,619)     (120,894)
                                          =======       =======       =======

Weighted average number of common
  shares outstanding                    3,905,752     3,220,821     3,220,821
                                        =========     =========     =========

Net loss per common share                (    .03)     (    .01)     (    .04)
                                          =======       =======       =======

The accompanying notes are an integral part of these financial statements.



                              CLX ENERGY, INC.
                     Statements of Stockholders' Equity
                Years Ended September 30, 1997, 1996 and 1995

                                                         Additional
                        Preferred Stock     Common Stock   Paid-in  Accumulated
                         Shares  Amount    Shares  Amount  Capital    Deficit


Balances,
  September 30, 1994    134,000 $1,340  3,220,821  $32,208  424,750  (192,518)

Net loss                    -      -          -        -        -    (120,894)
                        -------  -----  ---------   ------  -------   -------

Balances,
  September 30, 1995    134,000  1,340  3,220,821   32,208  424,750  (313,412)

Net loss                    -      -          -        -        -    ( 11,619)
                        -------  -----  ---------   ------  -------   -------

Balances,
  September 30, 1996    134,000  1,340  3,220,821   32,208  424,750  (325,031)

Issuance of common
  stock                     -      -      833,333    8,334  116,667       -

Net loss                    -      -          -        -        -    (116,497)
                        -------  -----  ---------   ------  -------   -------
Balances,
  September 30, 1997    134,000 $1,340  4,054,154  $40,542  541,417  (441,528)
                        =======  =====  =========   ======  =======   =======



The accompanying notes are an integral part of these financial statements.


                            CLX ENERGY, INC.
                        Statements of Cash Flows
              Years Ended September 30, 1997, 1996 and 1995


                                                  1997       1996       1995
Cash flows from operating activities:
   Net loss                                   $(116,497)  ( 11,619)  (120,894)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation and depletion                31,096     30,592     47,129
       Impairment of oil and gas
        properties                                  -          -       31,052
       Abandoned properties                         -          623      2,715
       Gain on sale of assets                  (  5,000)  ( 44,587)  (  6,751)
       (Increase) decrease in
         accounts receivable                   ( 56,734)  (  5,234)     5,891
       (Increase) decrease in
         deposits and prepaid expenses               49        671        297
       Increase (decrease) in
         accounts payable                       110,716   (  5,921)  (    371)
       Increase (decrease) in
         accrued expenses                      (    356)  (     36)       105
                                                -------    -------    -------
           Net cash provided by (used in)
             operating activities              ( 36,726)  ( 35,511)  ( 40,827)
                                                -------    -------    -------

Cash flows from investing activities:
   Proceeds from sale of property and
     equipment                                    5,000     58,141     20,420
   Redemption of certificate of deposit,
     pledge on bond                                 -          -       25,000
   Purchase of property and equipment          ( 12,622)  (  1,049)  ( 29,391)
                                                -------    -------    -------
           Net cash provided by (used in)
             investing activities              (  7,622)    57,092     16,029
                                                -------    -------    -------

Cash flows from financing activities:
   New short-term borrowings                        -       14,000     38,000
   Payments on short-term borrowings           (  4,134)  ( 10,375)  ( 10,000)
   Payments on long-term borrowings            ( 57,000)  ( 16,680)  ( 16,680)
   Proceeds from issuance of common stock       125,000        -          -
                                                -------    -------    -------
           Net cash provided by (used in)
             financing activities                63,866   ( 13,055)    11,320
                                                -------    -------    -------

           Net increase (decrease) in cash       19,518      8,526   ( 13,478)

Cash, beginning of year                          15,245      6,719     20,197
                                                -------    -------    -------

Cash, end of year                             $  34,763     15,245      6,719
                                                =======    =======    =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                  $   1,557      8,142      7,834
                                                =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                              CLX ENERGY, INC.
                       NOTES TO FINANCIAL STATEMENTS
               Years Ended September 30, 1997, 1996 and 1995


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

     (f)  Fair value of financial instruments
          -----------------------------------
          The Company's financial investments consist of cash, trade receivables and trade payables. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments.

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

(2)  Notes Payable
     -------------
          At September 30, 1996, the Company owed $57,000 on a revolving line of credit with a bank. Principal and interest was paid in full in December, 1996.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATMENTS (continued)

          In December, 1993 the Company borrowed $50,000 from a bank in connection with the acquisition of an oil and gas property. The note had a balance due of $4,134 at September 30, 1996 which was paid in full in December, 1996.

          The weighted average balance outstanding and the weighted average interest rate for 1997, 1996 and 1995 were as follows:

                                                  1997        1996       1995
                                                  ----        ----       ----
               Weighted average balance
                 outstanding                    $11,428      73,157     68,580
               Weighted average interest rate     10.5%       10.2%      10.6%

(3)  Stockholders' Equity
     --------------------
          On December 4, 1996 the Company sold, in a private placement, 833,333 shares of common stock for $ .15 per share.

          Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired on April 30, 1983. Except in certain specified circumstances, the Series A preferred stock is nonvoting. The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1997 for a total of $112,560 and are in arrears at September 30, 1997.

(4)  Stock Options
     -------------
          During the 1994 fiscal year the Company adopted an employee incentive stock option plan which provides for the issuance to employees, including officers, of up to 10 percent of the issued and outstanding shares of common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. The Company issued options on 200,000 shares under this plan during the 1994 fiscal year. Options on 100,000 shares were canceled during the 1997 fiscal year and options on 100,000 shares remain outstanding at September 30, 1997.

          During the 1994 fiscal year the Company adopted a director stock option plan which provides for the issuance to members of the board, who are not full time employees of the Company, options to purchase up to 125,000 shares of the Company's common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. The Company issued options on 93,750 shares under this plan during the 1994 fiscal year and issued options on 31,250 during the 1997 fiscal year.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


          The Company granted non-qualified options to two officers of the Company for 400,000 common shares at $ .25 per share during the 1994 fiscal year. The options are exercisable for up to ten years after the date of grant. Options on 200,000 common shares were canceled during the 1997 fiscal year and options on 200,000 shares remain outstanding at September 30, 1997.

          In connection with the acquisition of an oil and gas property in September, 1994, the Company issued non-qualified options for 50,000 shares of common stock at $ .12. The options are exercisable until September, 1999.

          A summary of certain stock options information follows:

                                       Outstanding options  Exercisable options
                                                  Weighted             Weighted
                                       Number of   average  Number of   average
                                         shares     price     shares     price
                                       ---------  --------  ---------  --------
          September 30, 1995:
          -------------------
           Incentive stock options      293,750    $  .12     58,750    $  .12
           Non-qualified options        450,000      .236    450,000      .236

          September 30, 1996:
          -------------------
           Incentive stock options      293,750    $  .12    117,500    $  .12
           Non-qualified options        450,000      .236    450,000      .236

          September 30, 1997:
          -------------------
           Incentive stock options      225,000    $  .12    116,250    $  .12
           Non-quaified options         250,000      .224    250,000      .224



          No options were exercised during the 1997, 1996 or 1995 fiscal years.

          The Company has elected to account for grants of stock options under APB Opinion No. 25. No compensation cost has been recognized on the statements of operations through September 30, 1997 for stock options granted. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No.123) requires compensation expense to be determined based on the fair value, as defined, of options at the grant date. Pro forma net earnings and pro forma earnings per share must be disclosed based on the additional compensation expense. The provisions of SFAS No. 123 are effective for the Company's 1996 and 1997 fiscal years. No options were granted during the 1996 fiscal year. For the 1997 fiscal year, additional compensation expense under SFAS No. 123 would have increased the net loss from $116,497 to a pro forma net loss of $118,278. The additional compensation expense did not change the net loss per share of $.03. The pro forma adjustment is calculated using an estimated fair market value of each option on the date of grant based upon an expected life of 10 years, risk-free interest rate of 6.3%, expected dividend yield and volatility of 0%.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


(5)  Income Taxes
     ------------
          For tax reporting purposes, after giving effect to ownership changes that occured in the 1993 fiscal year, the Company has a net operating loss carryforward of approximately $440,000 at September 30, 1997, which expires in varying amounts from September 30, 1998 through 2012. Of the $440,000 carryforward, $64,000 is subject to an annual limitation of approximately $6,400 and $150,000 is available only if certain built in gains are recognized by September 30, 1998. Differences between income tax and financial statement basis of assets consists of basis difference of oil and gas properties ($48,800) as a result of a purchase acquisition in the 1993 fiscal year and intangible drilling costs ($10,900) which are expensed for tax purposes.

          Benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.

          Components of deferred tax liabilities and deferred tax assets of the Company are comprised of the following at September 30, 1997:

               Gross deferred tax liabilities:
                    Proved properties
                      basis differences                             $( 20,300)
               Gross deferred tax assets:
                    Net operating loss carryforward                   149,600
                    Valuation allowance for deferred
                      tax assets                                     (129,300)
                                                                      -------
               Net deferred amount                                  $     -
                                                                      =======

          CLX Exploration, a predecessor Company, has not filed state income tax returns for the years ended September 30, 1983 through 1992. The Company has filed its federal and state income tax returns for the fiscal years ended September 30, 1993 through 1996.

(6)  Related Party Transactions
     --------------------------
          The Company paid $12,800 in consulting fees to a Director during the eight months ended September 30, 1997. Prior to that time, the Director was also an Officer of the Company and received a salary from the Company.

(7)  Lease
     -----
          The Company leases its office space on a two year lease. Monthly rent is $1,113 and the lease expires May 31, 1998. Rent expense for all operating leases totaled $13,614, $15,172 and $13,728 during 1997, 1996 and 1995, respectively. Minimum lease payments under the lease are $8,904 in 1998.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


(8)  Major Customers
     ---------------
          During the periods ended September 30, 1997, 1996 and 1995 the Company had four major customers, each of which acquired 10% or more of total oil and gas revenues:

                                         1997          1996          1995
                                         ----          ----          ----
               Credo Petroleum Corp       47%           44%           42%
               Nomeco Oil & Gas           - %           19%           28%
               Texaco, Inc.               18%           17%           29%
               Dolphin - Lariat           12%           - %           - %


(9)  Contingency and Unusual Expenses
     --------------------------------
          The Company has been advised by Panhandle Eastern Pipe Line Company that on September 10, 1997 the Federal Energy Regulatory Commission
          (FERC) issued an order that requires first sellers of gas to make refunds for all Kansas Ad Valorem tax reimbursements collected for the period from October 3, 1983 through June 28, 1988, with interest.

          This claim resulted from a Federal Energy Regulatory Commission
          (FERC) order issued September 10, 1997 which stated that ad valorem tax levied by the State of Kansas could not be considered as an add-on the Maximum Lawful Price (MLP) of gas sold under the NGPA of 1978 covering the period from October 3, 1983 through June 28, 1988. This order reversed the FERC rules in effect during that time period that ad valorem taxes paid to the State of Kansas by producers could recover from the pipeline company by the producers over and above the MLP of gas sold under the guidelines set forth in the NGPA of 1978.

          The predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. Panhandle Eastern Pipe Line Company has advised the Company that Calvin Exploration Inc., as first seller, was paid $57,732 in Kansas Ad Valorem taxes. The Company was also advised that as successor in interest to the first seller, the amount of the refund that must be repaid with interest will approximate $196,000 on the due date of March 9, 1998 (approximately $186,000 at September 30, 1997.)

          The Company believes that, based on the law as it exists today, its liability is limited to its ownership percentage. The Company recorded unusual expense of $45,000 in connection with the FERC claim, including interest and estimated legal expenses. This is presented separately as a component of operating expenses in the statement of operations for the year ended September 30, 1997.

          The Kansas Independent Oil and Gas Association (KIOGA) has intervened with the FERC requesting elimination of the interest charge on the claimed refunds. The interest amounts to approximately 70% of the total refunds claimed. Bills have been introduced in both the U. S. House of Representatives and Senate seeking the same relief.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


(10) Oil and Gas Expenditures
     ------------------------
          The Company's results of operations from oil and gas exploration and production activities (all within the United States) for fiscal 1997, 1996 and 1995 were as follows:

                                             1997          1996          1995
                                             ----          ----          ----

             Revenues from oil and gas
               producing activities       $111,309       108,845        95,648
             Producing costs              ( 31,552)     ( 34,068)     ( 28,326)
             Depreciation, depletion and
               impairment provision       ( 30,715)     ( 30,057)     ( 78,181)
                                            ------        ------        ------
             Results of operations from
               oil and gas producing
               activities (excluding
               general and administrative
               and interest costs)        $ 49,042        44,720      ( 10,859)
                                           =======        ======       =======

          The following table sets forth the costs incurred in oil and gas producing activities during 1997, 1996 and 1995:

                                             1997          1996          1995
                                             ----          ----          ----
             Property acquisition costs:
               Unproved                   $ 12,622         1,049         6,672
               Proved                          -             -             -
             Exploration costs              14,580           -             -
             Development costs                 -             -          22,719

          Depreciation and depletion of oil and gas properties per $1.00 of gross revenue was $0.28, $0.28 and $0.49 in 1997, 1996 and 1995, respectively. The 1995 fiscal year impairment provision of oil and gas properties (see note (1) (d) for additional information) was $.32 per $1.00 of gross revenue.

          The capitalized costs related to oil and gas properties were as follows at September 30, 1997, 1996 and 1995:

                                              1997         1996         1995
                                              ----         ----         ----
               Proved properties           $329,732      329,732      330,049
               Unproved properties           20,060        7,438       20,463
                                            -------      -------      -------
                 Total capitalized costs    349,792      337,170      350,512
               Less accumulated depreciation
                 and depletion             (189,871)    (159,156)    (129,416)
                                            -------      -------      -------
                 Net capitalized costs     $159,921      178,014      221,096
                                            =======      =======      =======

                             CLX ENERGY, INC.
                 NOTES TO FINANCIAL STATEMENTS (continued)


(11) Supplemental Schedules of Reserve Information (Unaudited)
     ---------------------------------------------------------
          The following reserve related information for 1997, 1996 and 1995 is based on estimates prepared by management of the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Company's oil and gas reserves are located in the United States.
                                                     Oil (Bbl)     Gas (MCF)
                                                     ---------     ---------
          Proved reserves at September 30, 1994         28,000       201,700
            Revisions in previous estimates           (  1,700)       14,500
            Production                                (  2,500)     ( 44,300)
            Discoveries and extensions                  40,700        40,600
            Sale of reserves in place                 ( 18,400)          -
                                                       -------       -------
          Proved reserves at September 30, 1995         46,100       212,500
            Revisions in previous estimates           (  6,000)        6,100
            Production                                (  1,900)     ( 35,200)
                                                       -------       -------
          Proved reserves at September 30, 1996         38,200       183,400
            Revisions in previous estimates           (  5,900)       90,600
            Production                                (  1,800)     ( 31,400)
                                                       -------       -------
          Proved reserves at September 30, 1997         30,500       242,600
                                                       =======       =======

          Proved developed reserves:
               September 30, 1995                       32,000       212,500
               September 30, 1996                       24,100       183,400
               September 30, 1997                       16,300       242,600


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


                                                      September 30
                                                ----------------------
                                               1997       1996       1995
                                               ----       ----       ----

          Future cash infows              $1,081,200  1,098,800    899,100
          Future production costs            421,300    393,100    307,600
                                           ---------    -------    -------
          Future cash flows                  659,900    705,700    591,500
          10% annual discount for estimated
            timing of cash flows             242,700    256,800    178,900
                                           ---------    -------    -------
          Standardized measure of
            discounted cash flows         $  417,200    448,900    412,600
                                           =========    =======    =======

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


          The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                      September 30
                                                -----------------------
                                               1997       1996       1995
                                               ----       ----       ----

          Standardized measure,
            beginning of year               $448,900    412,600    281,800
          Sales of oil and gas,
            net of production costs         ( 79,800)  ( 74,800)  ( 67,300)
          Net changes in prices and
            future production costs         ( 48,800)   204,400   ( 67,800)
          Discoveries and extensions             -          -      286,100
          Sales of reserves in place             -          -     ( 33,800)
          Revisions of previous
            quantity estimates                70,600   (114,900)  (  1,900)
          Accretion of discount               26,300     21,600     15,500
                                             -------    -------    -------
          Standardized measure,
            end of year                     $417,200    448,900    412,600
                                             =======    =======    =======

          Future net cash flows were computed using year-end prices for oil of $17.49 in 1997, $19.04 in 1996 and $13.04 in 1995 and for gas of
          $2.26 in 1997, $2.02 in 1996 and $1.40 in 1995.

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
                          =======   =======   =======   =======     =======


Year ended September 30, 1997
-----------------------------

  Oil and gas properties:
     Proved              $329,732       -         -         -       329,732
     Unproved               7,438    12,622       -         -        20,060
  Office equipment          3,618       -         -         -         3,618
                          -------   -------   -------   -------     -------
                         $340,788    12,622       -         -       353,410
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
                          =======      =======      =======      =======


Year ended September 30, 1997
-----------------------------


  Oil and gas properties:
     Proved              $159,156       30,715          -        189,871
     Unproved                 -            -            -            -
  Office equipment          2,883          381          -          3,264
                          -------      -------      -------      -------
                         $162,039       31,096          -        193,135
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


                                   PART III

                                   ITEM 10.

              DIRECTORS AND EXECUTIVE OFFICERS ON THE REGISTRANT

     Information concerning the Company's Directors and Executive Officers is set forth below:


                                                                   PERIOD OF
          NAME AND AGE                   POSITION                   SERVICE
          ------------                   --------                  ---------

     S. W. Houghton               Chairman of the board,       March 26, 1993
          57                      Secretary & Director         to Present


     E. J. Henderson              President, Chief             March 26, 1993
          63                      Executive Officer,           to Present
                                  Treasurer & Director


     Donald B. Lamont             Director                     December 1, 1996
          78                                                   to present


     Kerry L. Phelps              Director                     May 1, 1993
          54                                                   to Present


     Gary C. Wilkins              Director                     December 1977
          65                                                   to Present


     George H.C. Lawrence         Director                     December 2, 1993
          60                                                   to Present

S. W. Houghton (57) Chairman of the Board
--------------

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


E. J. Henderson (63) President, Chief Executive Officer, Treasurer
---------------      and Director

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


Donald B. Lamont (78) Director
----------------

Mr. Lamont is a graduate of the Harvard Graduate School of Business (MBA) and Yale University (BA) and has extensive experience in the oil and gas industry. Mr. Lamont is President of Interocean Oil & Gas Company (USA), Interocean Oil Company of Canada, Interocean Oil Company of Abu Dhabi, Interocean Oilfields Ltd. and Interocean Oil Exploration Ltd. He serves as a Director for American Independent Oil Company and South American Gold & Copper Company. Mr. Lamont has also served as an officer and director of several other international oil and gas companies.


Kerry L. Phelps (54) Director
---------------

Mr. Phelps is a graduate of Bowling Green State University with a B.S. in Geology. Mr. Phelps has a broad background in petroleum exploration including the management of large geographically diverse exploration and drilling programs. Mr. Phelps served in various positions with Amerada Hess Corporation in Canada for seven years, then in Denver worked for several independent producers including Duncan Oil Properties and Resources Investment Corporation. Mr. Phelps was Senior Vice President/Exploration for General Atlantic Energy from 1982 to 1989, then formed Cavalier Petroleum where he served as President until joining CLX Energy, Inc. in May 1993 as Executive Vice President, Secretary and Director. Mr. Phelps resigned as Executive Vice President and Secretary on February 1, 1997, but remains as a Director.

Gary C. Wilkins (65) Director
---------------

Mr. Wilkins is a graduate of the University of Iowa with both a B.A. and M.S. in geology. Mr. Wilkins served in exploration geology positions with Mobil Oil Corporation and Mesa Petroleum Company and exploration and senior management positions with Lear Petroleum Corporation. Mr. Wilkins is currently an independent Geological Consultant, operating as Hawkeye Exploration. Mr. Wilkins has been associated with CLX since its inception as a Director and has served for various periods as President, Senior Vice President, Chief Operating Officer and Vice President of Exploration.


George H.C. Lawrence (60) Director
--------------------

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

     Name            Principal Position          Year          Annual
     ----            ------------------          ----       Compensation
                                                            ------------

E. J. Henderson   President, Chief Executive     1997         $48,000
                  Officer and Chief Financial    1996          24,000
                  Officer                        1995          23,000

     The officers receive no benefits other than cash compensation.

     The company does not have any plans for its Executive Officers involving stock appreciation rights, long term incentive, employment contracts, termination of employment and change in control agreements. An officer of the Company has stock options totaling 300,000 shares which were granted in 1994. These options are detailed in Item 12, footnote (4).

     Directors are not compensated for their services; however, Mr. Phelps received $12,800 as a consultant to the Company for the year ended September 30, 1997. Directors are currently reimbursed travel expenses and the cost of overnight accomodations incurred in connection with attendance of Directors meetings.


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


                                               Common Stock
  Name                   Position            Par Value $0.001        % of Class
--------               ------------          ----------------        ----------

Beneficial Owners:
-----------------

None


Officers & Directors:
--------------------

S. W. Houghton           Chairman of             412,390 (5)           10.17
369 Lexington Ave.       the Board
New York, New York  10017

E. J. Henderson          President               497,390 (1), (6)      12.27
1776 Lincoln St., Suite 806
Denver, Colorado  80203

Donald B. Lamont         Director                566,667               13.98
680 Fifth Ave., Suite 1100
New York, NY  10019

Kerry Phelps             Director                497,390 (2)           12.27
1776 Lincoln St., Suite 806
Denver, Colorado  80203

Gary C. Wilkins          Director                168,894 (3), (5)       3.43
518 17th St., Suite 660
Denver, Colorado  80202

George H.C. Lawrence     Director                 42,000 (4), (5)       1.04
P.O. Box 3445
Vero Beach, Florida  32964


Officers and Directors                         2,184,731               53.89
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

For information on these matters refer to Notes 4 and 6 of "Notes to Financial Statements".


                                 ITEM 14.

     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) and (2) Financial Statements and Schedules

     See "Index to Financial Statements and Supplemental Schedules" in Part II, Item 8.

     (3)  Exhibits - Exhibit 27.  Financial Data Schedule.

     (b) No reports on Forms 8-K were filed during the Company's fiscal quarter ended September 30, 1997.

                                     SIGNATURES


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CLX ENERGY, INC.



                                             By /s/ E. J. Henderson
Dated:  January 8, 1998                        E. J. Henderson
                                                  President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on dates indicated:




                                             By /s/ S. W. Houghton
Dated:  January 8, 1998                         S. W. Houghton
                                                  Chairman of the Board
                                                  and Director


                                             By /s/ E. J. Henderson
Dated:  January 8, 1998                         E. J. Henderson
                                                  Chief Executive
                                                  Officer, President,
                                                  Treasurer, Director


                                             By /s/ Donald B. Lamont
Dated:  January 8, 1998                         Donald B. Lamont
                                                  Director


                                              By /s/ Kerry L. Phelps
Dated:  January 8, 1998                          Kerry L. Phelps
                                                   Director


                                              By /s/ Gary C. Wilkins
Dated:  January 8, 1998                          Gary C. Wilkins
                                                   Director


                                              By /s/ George H.C. Lawrence
Dated:  January 8, 1998                          George H.C. Lawrence
                                                   Director