Form 10-Q
period 1997-12-31
CLX ENERGY INC
filed 1998-01-30
CIK 317438

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997

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

4,054,154 shares of Common Stock, $.01 par value at January 30, 1998

CLX ENERGY, INC.
December 31, 1997

INDEX
Form 10-Q


Part I. - Financial Information

          Balance Sheets - December 31, 1997 and
              September 30, 1997

          Statements of Operations for the three months ended December 31, 1997 and 1996

          Statements of Cash Flows for the three months ended December 31, 1997 and 1996

          Notes to Unaudited Financial Statements

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

Part II. - Other Information

Signatures


CLX ENERGY, INC.
BALANCE SHEETS
December 31, 1997 and September 30, 1997
(Unaudited)

                                           December 31,   September 30,
ASSETS:                                        1997           1997
Current assets:
   Cash                                     $ 57,262         34,763
   Accounts Receivable:
     Trade                                     3,455         59,471
     Oil and gas sales                        15,123         12,010
                                             -------        -------
          Total current assets                75,840        106,244
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                329,732        329,732
       Unproved                               18,429         20,060
   Office equipment                            3,618          3,618
                                             -------        -------
                                             351,779        353,410
       Less accumulated depreciation
         and depletion                      (199,799)      (193,135)
                                             -------        -------
                                             151,980        160,275
                                             -------        -------
          Total assets                      $227,820        266,519
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                         $ 93,218        116,393
   Due joint interest owners                   8,355          8,355
                                             -------        -------
          Total current liabilities          101,573        124,748
                                             -------        -------

Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     4,054,154 shares issued and
     outstanding                              40,542         40,542
   Additional paid-in capital                541,417        541,417
   Accumulative deficit                     (457,052)      (441,528)
                                             -------        -------
          Net stockholders' equity           126,247        141,771
                                             -------        -------
          Total Liabilities and Equities    $227,820        266,519
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
STATEMENTS OF OPERATIONS
Three months ended December 31, 1997 and 1996
(Unaudited)

                                               Three Months Ended
                                                  December 31,
                                               1997          1996
Revenues:
   Oil and gas sales                        $ 29,927        29,918
   Management fees                               900         8,648
                                             -------       -------
     Total revenue                            30,827        38,566

Operating costs and expenses:
   Lease operating and
     production taxes                          6,345         9,811
   Lease rentals and abandonments                719         1,374
   Depreciation and depletion                  6,664         6,511
   General and administrative                 32,398        46,369
                                             -------       -------
     Total operating costs and expenses       46,126        64,065
                                             -------       -------
     Operating loss                         ( 15,299)     ( 25,499)
                                             -------       -------

Other income (expenses):
   Gain on sale of assets                        669         5,000
   Interest expense                         (    894)     (  1,201)
                                             -------       -------
     Total other income (expenses)          (    225)        3,799
                                             -------       -------

          Net loss                         $( 15,524)     ( 21,700)
                                             =======       =======

Weighted average number of common shares
   outstanding - basic and diluted         4,054,154     3,465,386
                                           =========     =========

Net loss per common share -
   basic and diluted                        (   *   )     (    .01)
                                             =======       =======

  *  Less than ($.01) per share.

The accompanying notes are an integral part of these financial statements.


CLX ENERGY, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1997 and 1996
(Unaudited)

                                                  1997          1996
Cash flows from operating activities:
   Net loss                                   $( 15,524)     ( 21,700)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
       Depreciation and depletion                 6,664         6,511
       Gain on sale of assets                  (    669)     (  5,000)
       (Increase) decrease in
         accounts receivable                     52,903      (  7,140)
       Decrease in prepaid expenses                 -              49
       Increase (decrease) in accounts
         payable                               ( 23,175)       14,104
       Increase (decrease) in accrued
         expenses and other                         -        (    355)
                                                -------       -------
           Net cash provided by (used in)
             operating activities                20,199      ( 13,531)
                                                -------       -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment   2,300         5,000
   Purchase of property and equipment               -        (  7,900)
                                                -------       -------
           Net cash provided by (used in)
             investing activities                 2,300      (  2,900)
                                                -------       -------

Cash flows from financing activities:
   Payments on short-term borrowings                -        ( 57,000)
   Payments on long-term borrowings                 -        (  4,134)
   Proceeds from issuance of common stock           -         125,000
                                                -------       -------
           Net cash provided by (used in)
             financing activities                   -          63,866
                                                -------       -------

           Net increase (decrease) in cash       22,499        47,435

Cash, beginning of period                        34,763        15,245
                                                -------       -------

Cash, end of period                            $ 57,262        62,680
                                                =======       =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                   $    -           1,557
                                                =======       =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 1997

Note A - Basis of Presentation

The balance sheet as of December 31, 1997, the statements of operations for the three months ended December 31, 1997 and 1996 and the statements of cash flows for the three months ended December 31, 1997 and 1996 have been prepared by the Company, without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 1997 financial statements of CLX Energy, Inc., the notes thereto and the Independent Auditors' Report thereon.

Note B - Net loss per common share

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period as illustrated below:
                                              Three Months Ended
                                              December 31, 1997
                                              ------------------
                                                               Per Share
                                       Net Loss     Shares      Amount
                                       --------     ------     ---------
Net Loss                              $( 15,524)
Preferred stock dividends              (  2,010)
                                        -------
Net loss per share, basic and
   diluted, applicable to
   common stockholders                $( 17,534)   4,054,154   $(    *  )

  *  Less than $(.01) per share
                                              Three Months Ended
                                              December 31, 1996
                                              ------------------
                                                               Per Share
                                       Net Loss     Shares      Amount
                                       --------     ------     ---------
Net Loss                              $( 21,700)
Preferred stock dividends              (  2,010)
                                        -------
Net loss per share, basic and
  diluted, applicable to
  common stockholders                 $( 23,710)   3,465,386   $(    .01)

Options to purchase 475,000 shares of common stock were outstanding at December 31, 1997 (743,750 at December 31, 1996) but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note C - Preferred stock

Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired on April 30, 1983. Except in certain specified circumstances, the Series A preferred stock is nonvoting. The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1997 for a total of $112,560 and are in arrears at December 31, 1997.

Note D - Contingency

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

The predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. Panhandle Eastern Pipe Line Company has advised the Company that Calvin Exploration Inc., as first seller, was paid $57,732 in Kansas Ad Valorem taxes. The Company was also advised that as successor in interest to the first seller, the amount of the refund that must be repaid with interest will approximate $193,000 on the due date of March 9, 1998 (approximately $190,000 at December 31, 1997.)

The Company believes that, based on the law as it exists today, its liability is limited to its ownership percentage. Accounts payable includes approximately $46,000 in connection with the FERC claim, including interest and estimated legal expenses.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Analysis of Financial Condition

During the three months ended December 31, 1997, the Company sold part of its interest in an unproved oil and gas prospect for $2,300. The Company received $900 for management fees for operating a drilling program during the three months ended December 31, 1997.

Capital Resources and Liquidity

At December 31, 1997 the Company had negative working capital of $25,733. Revenues from existing oil and gas production and management fees from operating a drilling program are not adequate to cover the normal operating expenses of the Company without a reduction of general and administrative expenses.

The Company currently has drilling prospects which it is actively marketing to industry participants. If these prospects are successfully sold, the Company will receive a front-end payment and an interest carried free of costs in these prospects which would improve the Company's cash flow.

Analysis of Results of Operations

Oil and gas sales did not change significantly between the two periods. Management fees decreased due to a decrease in activity on a drilling program that the Company acts as operator.

Lease operating expenses and production taxes decreased due to a decrease in operating costs caused by mild weather conditions compared to the prior period. Depreciation and depletion did not change significantly between the two periods. General and administrative expenses decreased primarily due to a reduction in salary expense.

In December, 1996 the Company sold part of its interest in unproved oil and gas prospects that resulted in a gain of $5,000. In December, 1997 the Company sold part of its interest in an unproved oil and gas prospect that resulted in a gain of approximately $669.

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

                                              CLX ENERGY, INC.



                                              /s/ E. J. Henderson
                                              By:  E. J. Henderson
                                                   President and Chief
                                                   Financial Officer
Dated:  January 30, 1998