Form 10-Q
period 1998-03-31
CLX ENERGY INC
filed 1998-05-06
CIK 317438

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998

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

4,054,154 shares of Common Stock, $.01 par value at May 4, 1998

CLX ENERGY, INC.
March 31, 1998
INDEX
Form 10-Q


Part I. - Financial Information

          Balance Sheets - March 31, 1998 and
              September 30, 1997

          Statements of Operations for the six months and three months ended March 31, 1998 and 1997

          Statements of Cash Flows for the six months ended March 31, 1998 and 1997

          Notes to Unaudited Financial Statements

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

Part II. - Other Information

Signatures



CLX ENERGY, INC.
BALANCE SHEETS
March 31, 1998 and September 30, 1997
(Unaudited)

                                             March 31,    September 30,
ASSETS:                                        1998           1997
Current assets:
   Cash                                    $  35,247         34,763
   Accounts Receivable:
     Trade                                     1,403         59,471
     Oil and gas sales                         7,814         12,010
                                             -------        -------
          Total current assets                44,464        106,244
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                334,599        329,732
       Unproved                               18,314         20,060
   Office equipment                            3,618          3,618
                                             -------        -------
                                             356,531        353,410
       Less accumulated depreciation
         and depletion                      (205,342)      (193,135)
                                             -------        -------
                                             151,189        160,275
                                             -------        -------
          Total assets                     $ 195,653        266,519
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $  87,341        116,393
   Due joint interest owners                   8,355          8,355
                                             -------        -------
          Total current liabilities           95,696        124,748
                                             -------        -------
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     4,054,154 shares issued and
     outstanding                              40,542         40,542
   Additional paid-in capital                541,417        541,417
   Accumulative deficit                     (483,342)      (441,528)
                                             -------        -------
          Net stockholders' equity            99,957        141,771
                                             -------        -------
          Total Liabilities and Equities   $ 195,653        266,519
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                           Six Months Ended  Three Months Ended
                                               March 31,           March 31,
                                            1998      1997     1998       1997
Revenues:
   Oil and gas sales                   $  45,284    72,026    15,357    42,108
   Management fees                           900    17,048       -       8,400
                                         -------   -------   -------   -------
     Total revenue                        46,184    89,074    15,357    50,508

Operating costs and expenses:
   Lease operating and
     production taxes                     12,627    21,310     6,282    11,499
   Lease rentals and abandonments          1,555     1,667       836       293
   Depreciation and depletion             12,207    12,838     5,543     6,327
   General and administrative             60,422    77,137    28,024    30,768
                                         -------   -------   -------   -------
     Total operating costs and expenses   86,811   112,952    40,685    48,887
                                         -------   -------   -------   -------
     Operating income (loss)            ( 40,627) ( 23,878) ( 25,328)    1,621
                                         -------   -------   -------   -------

Other income (expenses):
   Gain on sale of assets                    669     5,000       -         -
   Interest expense                     (  1,856) (  1,201) (    962)      -
                                         -------   -------   -------   -------
     Total other income (expenses)      (  1,187)    3,799  (    962)      -
                                         -------   -------   -------   -------

          Net income (loss)            $( 41,814) ( 20,079) ( 26,290)    1,621
                                         =======   =======   =======   =======

Weighted average number of common
  shares outstanding  - basic and
  diluted                              4,054,154 3,756,535 4,054,154 4,054,154
                                       ========= ========= ========= =========

Net income (loss) per common share
  - basic and diluted                 $(    .01) (    .01) (    .01) (    *  )


*  Less than $( .01) per share.

The accompanying notes are an integral part of these financial statements.


CLX ENERGY, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1998 and 1997
(Unaudited)

                                                  1998          1997
Cash flows from operating activities:
   Net income (loss)                         $( 41,814)     (  20,079)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
       Depreciation and depletion                12,207        12,838
       Gain on sale of assets                  (    669)     (  5,000)
       (Increase) decrease in
         accounts receivable                     62,264      ( 74,730)
       Decrease in
         prepaid expenses                           -              49
       Increase (decrease) in
         accounts payable                      ( 29,052)       57,665
       Increase (decrease) in
         accrued expenses and other                 -        (    356)
                                                -------       -------
           Net cash provided by (used in)
             operating activities                 2,936      ( 29,613)
                                                -------       -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment   2,300         5,000
   Purchase of property and equipment          (  4,752)     (  7,900)
                                                -------       -------
           Net cash provided by (used in)
             investing activities              (  2,452)     (  2,900)
                                                -------       -------

Cash flows from financing activities:
   New short-term borrowings                        -             -
   Payments on short-term borrowings                -        ( 57,000)
   Payments on long-term borrowings                 -        (  4,134)
   Proceeds from issuance of common stock           -         125,000
                                                -------       -------
           Net cash provided by (used in)
             financing activities                   -          63,866
                                                -------       -------

           Net increase (decrease) in cash          484        31,353

Cash, beginning of period                        34,763        15,245
                                                -------       -------

Cash, end of period                           $  35,247        46,598
                                                =======       =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                  $     -           1,557
                                                =======       =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
March 31, 1998

Note A - Basis of Presentation

The balance sheet as of March 31, 1998, the statements of operations for the six months and three months ended March 31, 1998 and 1997 and the statements of cash flows for the six months ended March 31, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998 and for all periods presented have been made.

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

Note B - Net income (loss) per common share

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period as illustrated below:

                                                  Six Months Ended
                                                   March 31, 1998
                                                  ----------------
                                                                 Per Share
                                           Net Loss    Shares     Amount
                                           --------    ------    ---------
Net Loss                                  $( 41,814)
Preferred stock dividends                  (  4,020)
                                            -------
Net loss per share, basic and
   diluted, applicable to
   common stockholders                    $( 45,834)  4,054,154  $(    .01)


                                                  Six Months Ended
                                                   March 31,1997
                                                  ----------------
                                                                 Per Share
                                           Net Loss    Shares     Amount
                                           --------    ------    ---------
Net Loss                                  $( 20,079)
Preferred stock dividends                  (  4,020)
                                            -------
Net loss per share, basic and
   diluted, applicable to
   common stockholders                    $( 24,099)  3,756,535  $(    .01)

                                                  Three Months Ended
                                                    March 31, 1998
                                                  ------------------
                                                                  Per Share
                                           Net Loss    Shares      Amount
                                           --------    ------     ---------
Net Loss                                  $( 26,290)
Preferred stock dividends                  (  2,010)
                                            -------
Net loss per share, basic and
   diluted, applicable to
   common stockholders                    $( 28,300)  4,054,154  $(    .01)


                                                  Three Months Ended
                                                    March 31, 1997
                                                  ------------------
                                                                  Per Share
                                           Net Loss    Shares      Amount
                                           --------    ------     ---------
Net Income                                $   1,621
Preferred stock dividends                  (  2,010)
                                            -------
Net loss per share, basic and
   diluted, applicable to
   common stockholders                    $(    389)  4,054,154  $(    .00)

Options to purchase 475,000 shares of common stock were outstanding at March 31, 1998 (743,750 at March 31, 1997) but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note C - Preferred stock

Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired in a prior year (April 30, 1983.) Except in certain specified circumstances, the Series A preferred stock is nonvoting.
The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1997 for a total of $112,560 and are in arrears at March 31, 1998.

Note D - Contingency

The Company has been advised by Panhandle Eastern Pipe Line Company that on September 10, 1997 the Federal Energy Regulatory Commission (FERC) issued an order that requires first sellers of gas to make refunds for all Kansas Ad Valorem tax reimbursements collected for the period from October 3, 1983 through June 28, 1988, with interest.

This claim resulted from a Federal Energy Regulatory Commmission (FERC) order issued September 10, 1997 which stated that ad valorem tax levied by the State of Kansas could not be considered as an add-on the Maximum Lawful Price (MLP) of gas sold under the NGPA of 1978 covering the period from October 3, 1983 through June 28, 1988. This order reversed the FERC rules in effect during that time period that ad valorem taxes paid to the State of Kansas by producers could recover from the pipeline company by the producers over and above the MLP of gas sold under the guidelines set forth in the NGPA of 1978.

The predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. Panhandle Eastern Pipe Line Company has advised the Company that Calvin Exploration Inc., as first seller, was paid $57,732 in Kansas Ad Valorem taxes. The Company was also advised that as successor in interest to the first seller, the amount of the refund that must be repaid with interest approximates $194,000 on March 31, 1998.

The Company believes that, based on the law as it exists today, its liability is limited to its ownership percentage. Accounts payable includes approximately $47,000 in connection with the FERC claim, including interest and estimated legal expenses.

The Kansas Independent Oil and Gas Association (KIOGA) has intervened with the FERC requesting elimination of the interest charge on the claimed refunds. The interest amounts to approximately 70% of the total refunds claimed. Bills have been introduced in both the U.S. House of Representatives and Senate seeking the same relief.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Analysis of Financial Condition

During the six months ended March 31, 1998, the Company acquired proved and unproved oil and gas properties at a cost of $4,752. During the same period, the Company sold part of its interest in an unproved oil and gas prospect for $2,300. The Company received $900 in management fees for operating a drilling program during the six months ended March 31, 1998. In December 1996, the Company sold in a private placement 833,333 shares of common stock for $.15 per share for a total of $125,000.

Capital Resources and Liquidity

At March 31, 1998 the Company had negative working capital of $51,232. Revenues from existing oil and gas production and management fees from operating a drilling program are not adequate to cover the normal operating expenses of the Company without a reduction of general and administrative expenses.

The Company currently has drilling prospects which it is actively marketing to industry participants. If these prospects are successfully sold, the Company will receive a front-end payment and an interest carried free of costs in these prospects which would improve the Company's cash flow.

Analysis of Results of Operations

Oil and gas sales decreased for the six months and the three months ended March 31, 1998 as a result of lower oil and gas prices and declining production. Management fees decreased for the six months and the three months ended March 31, 1998 since the drilling program that the Company acts as operator has terminated.

Lease operating expenses and production taxes decreased due to lower production taxes as a result of the decrease in sales, and a general decrease in operating costs caused by mild weather conditions. Depreciation and depletion decreased primarily as a result of declining production on most of the oil and gas properties. General and administrative expenses decreased for the six months and the three months ended March 31, 1998 as compared to the prior periods primarily due to a general decrease in activity and reduced salary expense.

During the six months ended March 31, 1998 the Company sold part of its interest in an unproved oil and gas prospect that resulted in a gain of $669. During the six months ended March 31, 1997 the Company sold part of its interests in an unproved oil and gas prospect that resulted in a gain of $5,000. Interest expense increased due to the interest accruing on its estimated liability for the FERC ordered refund on Kansas gas pricing.

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

                                              CLX ENERGY, INC.



                                              /s/ E. J. Henderson
                                              By:  E. J. Henderson
                                                   President and Chief
                                                   Financial Officer
Dated:  May 5, 1998