Form 10-Q
period 1998-06-30
CLX ENERGY INC
filed 1998-08-10
CIK 317438

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998

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

4,054,154 shares of Common Stock, $.01 par value at August 10, 1998

CLX ENERGY, INC.
June 30, 1998
INDEX
Form 10-Q


Part I. - Financial Information

          Balance Sheets - June 30, 1998 and
              September 30, 1997

          Statements of Operations for the nine months and three months ended June 30, 1998 and 1997

          Statements of Cash Flows for the nine months ended June 30, 1998 and 1997

          Notes to Unaudited Financial Statements

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

Part II. - Other Information

Signatures



CLX ENERGY, INC.
BALANCE SHEETS
June 30, 1998 and September 30, 1997
(Unaudited)

                                              June 30,    September 30,
ASSETS:                                        1998           1997
Current assets:
   Cash                                    $  32,478         34,763
   Accounts Receivable:
     Trade                                       -           59,471
     Oil and gas sales                         9,326         12,010
                                             -------        -------
          Total current assets                41,804        106,244
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                329,732        329,732
       Unproved                               18,314         20,060
   Office equipment                            3,618          3,618
                                             -------        -------
                                             351,664        353,410
       Less accumulated depreciation
         and depletion                      (212,149)      (193,135)
                                             -------        -------
                                             139,515        160,275
                                             -------        -------
          Total assets                     $ 181,319        266,519
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $  83,599        116,393
   Due joint interest owners                   8,355          8,355
                                             -------        -------
          Total current liabilities           91,954        124,748
                                             -------        -------
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     4,054,154 shares issued and
     outstanding                              40,542         40,542
   Additional paid-in capital                541,417        541,417
   Accumulative deficit                     (493,934)      (441,528)
                                             -------        -------
          Net stockholders' equity            89,365        141,771
                                             -------        -------
          Total Liabilities and Equities   $ 181,319        266,519
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                          Nine Months Ended  Three Months Ended
                                               June 30,           June 30,
                                            1998      1997     1998       1997
Revenues:
   Oil and gas sales                   $  65,871    89,617    20,587    17,591
   Management fees                           900    21,583       -       4,535
                                         -------   -------   -------   -------
     Total revenue                        66,771   111,200    20,587    22,126

Operating costs and expenses:
   Lease operating and
     production taxes                     18,256    27,519     5,629     6,209
   Lease rentals and abandonments          1,785     1,913       230       246
   Dry hole costs                            -       6,430       -       6,430
   Depreciation and depletion             19,014    17,884     6,807     5,046
   General and administrative             77,905   106,757    17,483    29,620
                                         -------   -------   -------   -------
     Total operating costs and expenses  116,960   160,503    30,149    47,551
                                         -------   -------   -------   -------
     Operating loss                     ( 50,189) ( 49,303) (  9,562) ( 25,425)
                                         -------   -------   -------   -------

Other income (expenses):
   Gain on sale of assets                    632     5,000  (     37)      -
   Interest expense                     (  2,849) (  1,201) (    993)      -
                                         -------   -------   -------   -------
     Total other income (expenses)      (  2,217)    3,799  (  1,030)      -
                                         -------   -------   -------   -------

          Net loss                     $( 52,406) ( 45,504) ( 10,592) ( 25,425)
                                         =======   =======   =======   =======

Weighted average number of common
  shares outstanding  - basic and
  diluted                              4,054,154 3,855,741 4,054,154 4,054,154
                                       ========= ========= ========= =========

Net loss per common share
  - basic and diluted                  $(    .01) (    .01) (    *  ) (    .01)
                                         =======   =======   =======   =======


*  Less than $( .01) per share.

The accompanying notes are an integral part of these financial statements.


CLX ENERGY, INC.
STATEMENTS OF CASH FLOWS
Nine Months Ended June 30, 1998 and 1997
(Unaudited)

                                                  1998          1997
Cash flows from operating activities:
   Net income (loss)                          $( 52,406)    (  45,504)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
       Depreciation and depletion                19,014        17,884
       Gain on sale of assets                  (    632)     (  5,000)
       (Increase) decrease in
         accounts receivable                     62,155         3,624
       Decrease in
         prepaid expenses                           -              49
       Increase (decrease) in
         accounts payable                      ( 32,794)        2,009
       Increase (decrease) in
         accrued expenses and other                 -        (    356)
                                                -------       -------
           Net cash provided by (used in)
             operating activities              (  4,663)     ( 27,294)
                                                -------       -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment   7,130         5,000
   Purchase of property and equipment          (  4,752)     (  7,900)
                                                -------       -------
           Net cash provided by (used in)
             investing activities                 2,378      (  2,900)
                                                -------       -------

Cash flows from financing activities:
   Payments on short-term borrowings                -        ( 57,000)
   Payments on long-term borrowings                 -        (  4,134)
   Proceeds from issuance of common stock           -         125,000
                                                -------       -------
           Net cash provided by (used in)
             financing activities                   -          63,866
                                                -------       -------

           Net increase (decrease) in cash     (  2,285)       33,672

Cash, beginning of period                        34,763        15,245
                                                -------       -------

Cash, end of period                           $  32,478        48,917
                                                =======       =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                  $     -           1,557
                                                =======       =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
June 30, 1998

Note A - Basis of Presentation

The balance sheet as of June 30, 1998, the statements of operations for the nine months and three months ended June 30, 1998 and 1997 and the statements of cash flows for the nine months ended June 30, 1998 and 1997 have been prepared by the Company, without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1998 and for all periods presented have been made.

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

Note B - Net income (loss) per common share

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period as illustrated below:

                                       Nine Months Ended     Three Months Ended
                                            June 30,              June 30,
                                       1998       1997        1998       1997


Net Loss                           $( 52,406)  ( 45,504)   ( 10,592)  ( 25,425)
Preferred stock dividends           (  6,030)  (  6,030)   (  2,010)  (  2,010)
                                     -------    -------     -------    -------
Net loss, basic and diluted,
   applicable to common
   stockholders                    $( 58,436)  ( 51,534)   ( 12,602)  ( 27,435)
                                     =======    =======     =======    =======

Weighted average number of
   shares outstanding - basic
   and diluted                     4,054,154  3,855,741   4,054,154  4,054,154
                                   =========  =========   =========  =========

Net loss per share, basic and
   diluted, applicable to
   common shareholders             $(    .01)  (    .01)   (    *  )  (    .01)
                                     =======    =======     =======    =======


* Less than $(.01) per share.

Options to purchase 475,000 shares of common stock were outstanding at June 30, 1998 (743,750 at June 30, 1997) but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

Note C - Preferred stock

Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired on April 30, 1983. Except in certain specified circumstances, the Series A preferred stock is nonvoting. The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1998 for a total of $120,600 and are in arrears at June 30, 1998.

Note D - Contingency

The Company has been advised by Panhandle Eastern Pipe Line Company that on September 10, 1997 the Federal Energy Regulatory Commission (FERC) issued an order that requires first sellers of gas to make refunds for all Kansas Ad Valorem tax reimbursements collected for the period from October 3, 1983 through June 28, 1988, with interest.

This claim resulted from a Federal Energy Regulatory Commmission (FERC) order issued September 10, 1997 which stated that ad valorem tax levied by the State of Kansas could not be considered as an add-on to the Maximum Lawful Price
(MLP) of gas sold under the NGPA of 1978 covering the period from October 3, 1983 through June 28, 1988. This order reversed the FERC rules in effect during that time period that ad valorem taxes paid to the State of Kansas by producers could recover from the pipeline company by the producers over and above the MLP of gas sold under the guidelines set forth in the NGPA of 1978.

The predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. Panhandle Eastern Pipe Line Company has advised the Company that Calvin Exploration Inc., as first seller, was paid $57,732 in Kansas Ad Valorem taxes. The Company was also advised that as successor in interest to the first seller, the amount of the refund that must be repaid with interest approximates $198,000 at June 30, 1998.

The Company believes that, based on the law as it exists today, its liability is limited to its ownership percentage. Accounts payable includes approximately $48,000 in connection with the FERC claim, including interest and estimated legal expenses.

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

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS

Analysis of Financial Condition

During the nine months ended June 30, 1998, the Company acquired proved and unproved oil and gas properties at a cost of $4,752. During the same period, the Company sold part of its interest in unproved oil and gas prospects for $7,130. The Company received $900 in management fees for operating a drilling program during the nine months ended June 30, 1998. In December 1996, the Company sold in a private placement 833,333 shares of common stock for $.15 per share for a total of $125,000.

Capital Resources and Liquidity

At June 30, 1998 the Company had negative working capital of $50,150. Revenues from existing oil and gas production and management fees from operating a drilling program are not adequate to cover the normal operating expenses of the Company without a reduction of general and administrative expenses.

The Company currently has drilling prospects which it is actively marketing to industry participants. If these prospects are successfully sold, the Company will receive a front-end payment and an interest carried free of costs in these prospects which would improve the Company's cash flow.

Analysis of Results of Operations

Oil and gas sales decreased for the nine months ended June 30, 1998 as a result of lower oil and gas prices and declining production. Oil and gas sales increased for the three months ended March 31, 1998 primarily as a result of normal fluctuations in production. Management fees decreased for the nine months and the three months ended June 30, 1998 since the drilling program that the Company acts as operator has terminated.

Lease operating expenses and production taxes decreased for the nine months ended June 30, 1998 due to lower production taxes as a result of the decrease in sales, and a general decrease in operating costs caused by mild weather conditions. Lease operating expenses and production taxes increased for the three months ended June 30, 1998 as a result of the increase in sales and other normal fluctuations. Depreciation and depletion increased primarily as a result of increased depreciation and depletion on a property with a high cost basis. General and administrative expenses decreased for the nine months and the three months ended June 30, 1998 as compared to the prior periods primarily due to a general decrease in activity and reduced salary expense.

During the nine months ended June 30, 1998 the Company sold part of its interest in unproved oil and gas prospects that resulted in a gain of $632. During the nine months ended June 30, 1997 the Company sold part of its interests in an unproved oil and gas prospect that resulted in a gain of $5,000. Interest expense increased due to the interest accruing on its estimated liability for the FERC ordered refund on Kansas gas pricing.

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

                                              CLX ENERGY, INC.



                                              /s/ E. J. Henderson
                                              By:  E. J. Henderson
                                                   President and Chief
                                                   Financial Officer
Dated:  August 10, 1998