Form 10-K
period 1998-09-30
CLX ENERGY INC
filed 1998-12-22
CIK 317438

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

                               FORM 10-K

(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     September 30, 1998

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant at December 1, 1998 was $309,630.

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

September 30, 1998



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


Forward-Looking Statements
--------------------------

     Certain statements contained in this document, including without limitation statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the company to materially different from any future results, preformance or achievements expressed or implied by such forward-looking statements.


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

     As of September 30, 1998 the Company's significant oil and gas operations were located in the following areas.

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

Environment Protection
----------------------

     The Company is subject to various federal, state and local provisions regarding environmental matters, the existence of which has not hindered nor adversely affected the Company's business. Although the Company does not believe its business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Company. Since inception, the Company has not made any material capital expenditures for environmental control facilities and is not aware of any such expenditures that will be required in the current or following fiscal years.


Employees
---------

     As of September 30, 1998, the Company employed one person, the President and Chief Executive Officer, on a full-time basis.


Financial Information About Foreign and Domestic Operations and Export Sales
----------------------------------------------------------------------------

     The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries.

                                ITEM 2.

                              PROPERTIES


Office Facilities
-----------------

     The Company's offices are located at 1776 Lincoln Street, Suite 806, Denver, Colorado 80203, in space which the Company leases from an unaffiliated entity. The Company currently occupies approximately 1,440 square feet for which it pays a monthly rental of $1,137. The lease agreement on this space is on a month to month basis. The Company has entered into a three year lease for new office space effective January 1, 1999. Monthly rent will approximate $1,138 for 1999.

Oil and Gas Properties
----------------------

     The Company is in only one line of business, that of acquiring, developing and producing oil and gas properties. The Company's estimated discounted future net revenue attributable to proved producing reserves of $242,500 is attributed 85.6% to natural gas reserves and 14.4% to oil reserves.

     The Company holds interests in producing and non-producing leaseholds as set forth below.

               Producing Properties                    Non-Prod. Properties
               --------------------                    --------------------
               Gross          Net                      Gross          Net
               Acres          Acres                    Acres          Acres
               -----          -----                    -----          -----

State
-----

Kansas         1,920           294                       -               -
Oklahoma       1,120           212                       -               -
Wyoming          716            58                     5,471           1,407
               -----           ---                     -----           -----

               3,756           564                     5,471           1,407


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

                                                September 30
                                  --------------------------------------
                                      1998          1997        1996
                                  ------------   ----------  -----------

     Barrels of oil
     --------------
       Proved                        23,100        30,500      38,200
       Proved developed               8,900        16,300      24,100

     MCF of gas
     ----------
       Proved                       214,400       242,600     183,400
       Proved developed             214,400       242,600     183,400


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


                                               September 30
                                  --------------------------------------
                                     1998         1997          1996
                                  ----------    --------     -----------

       Proved                     $310,200      417,200       448,900
       Proved developed           $242,500      288,600       335,400


     See Supplementary Information - Oil and Gas Producing Activities for an explanation of change in the estimated future net revenue of the Company.

     The above reserves are located entirely within the United States.

Oil and Gas Reserve Estimates Filed
-----------------------------------

     Since September 30, 1998 the Company has filed no estimates of total proved net oil or gas reserves with or included such information in reports to any federal authority or agency other than the Securities and Exchange Commission.


Net Oil and Gas Production
--------------------------

     The following table shows, for the periods indicated, the approximate production attributable to the Company's oil and gas interests.


                                 YEAR ENDED SEPTEMBER 30
                         ---------------------------------------
                            1998           1997          1996
                            ----           ----          ----

     Crude Oil (Bbls)       2,200          1,800         1,900
     Natural Gas (MCF)     25,600         31,400        35,200


     The following table shows, for the periods indicated, the approximate average sales price per barrel of oil and MCF of gas and approximate average productive cost of oil and gas produced on a relative unit basis.


                                      YEAR ENDED SEPTEMBER 30
                              ---------------------------------------
                                 1998           1997          1996
                                 ----           ----          ----
     Average Sales Price
       Per Barrel of Oil        $ 9.42         16.84         16.13
       Per MCF of Gas           $ 2.36          2.55          2.03

     Average Lifting Cost
       Per Equivalent MCF       $  .23           .36          0.24
       Per Equivalent BBL       $ 3.61          6.28          4.57

Total Gross and Net Productive Wells and Developed Acres
--------------------------------------------------------

     The following table sets forth the Company's total gross and net productive wells as of September 30, 1998, which are located on 3,756 gross (564 net) acres:

               Gross Wells               Net Wells
               -----------               ---------
               Oil     Gas               Oil   Gas
               ---     ---               ---   ---

                2       11               .15   .91



Net Productive and Dry Exploratory and Development Wells
--------------------------------------------------------

     The following table sets forth the number of net productive and dry exploratory and development wells drilled by the Company during fiscal 1998, 1997 and 1996.

          Exploratory Wells          Development Wells
          -----------------          -----------------
         Net Prod.   Net Dry        Net Prod.   Net Dry
         ---------   -------        ---------   -------
                              1998
                              ----
              0       .00              0          0
                              1997
                              ----
              0       .21              0          0
                              1996
                              ----
              0       .20              0          0



Present Activities
------------------

     As of December 22, 1998, the Company was not involved in the drilling of any wells.


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


                                   PART II

                                   ITEM 5.
  MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS


     The Company's Common Stock is traded in the over-the-counter market and listed on the Bulletin Board under the symbol "CLXE." Prior to February 20, 1998, no quotations on the Company's stock was readily available since the Company's stock was not quoted on either the NASDAQ Small Capitalization level or the Bulletin Board. Information regarding closing bid prices has been obtained from the National Quotation Bureau. The following quotations, where quotes were available, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

          FISCAL 1998
          -----------
                                     HIGH          LOW
         Quarter ended               ----          ---

         March 31, 1998             $ .15           .125
         June 30, 1998                .18           .15
         September 30, 1998           .18           .15

     The Company has paid no dividends on its common stock and does not expect to pay dividends in the foreseeable future.

     The following table sets forth the approximate number of security holders of record of the Company's $0.01 par value common stock and $0.01 par value preferred stock as of September 30, 1998.


     TITLE OF CLASS     SHARES OUTSTANDING     NUMBER OF SHAREHOLDERS
     --------------     ------------------     ----------------------

     $0.01 Par Value         4,054,154                1,059
      Common Stock

     $0.01 Par Value           134,000                   18
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

                                  ITEM 6.

                          SELECTED FINANCIAL DATA
                          -----------------------



                                              YEAR ENDED
                                             SEPTEMBER 30
                             --------------------------------------------
                           1998       1997       1996       1995       1994
                           ----       ----       ----       ----       ----


Oil and gas sales      $  82,019    111,309    108,845     95,648   127,240
Total revenues            83,551    143,092    172,507    120,782   227,529
Costs and expenses       142,987    259,589    184,126    241,676   259,674
                         -------    -------    -------    -------   -------

Net loss               $( 59,436)  (116,497)  ( 11,619)  (120,894) ( 32,145)
                         =======    =======    =======    =======   =======

Net loss per
 common share - basic
 and diluted           $(    .02)  (    .03)  (    .01)  (    .04) (    .01)
                         =======    =======    =======    =======   =======

Weighted average
 number of common
 shares outstanding -
 basic and diluted     4,054,154  3,905,752  3,220,821  3,220,821 3,220,821
                       =========  =========  =========  ========= =========

At year end:
 Current assets        $  37,417    106,244     30,040     16,951    36,617
 Current liabilities      89,962    124,748     75,522     90,400    62,666
 Working capital
  (deficit)             ( 52,545)  ( 18,504)  ( 45,482)  ( 73,449) ( 26,049)
 Total assets            172,297    266,519    208,789    239,420   349,260
 Long-term debt              -          -          -        4,134    20,814
 Stockholders equity      82,335    141,771    133,267    144,886   265,780

Cash dividends per
 common share          $     -          -          -          -         -
                         =======    =======    =======    =======   =======







                                   ITEM 7.

          MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND RESULTS OF OPERATIONS


Liquidity, Capital Resources and Commitments
--------------------------------------------

     Under current prices for oil and gas, net cash flow from oil and gas sales does not cover fixed costs of the Company. Net cash flow from oil and gas sales at the end of fiscal 1998 were down approximately 50% from net cash flow amounts at the beginning of fiscal 1998 on essentially the same quantity of production. This has resulted in net cash flow failing to cover fixed costs by approximately $2,000 per month at the current time. If oil and gas prices remain at the current depressed levels, the Company may be required to sell some of its assets. The Company is currently seeking capital infusion through the sale of equity or merger with a stronger entity.

     The Company currently has a negative current ratio with current liabilities exceeding current assets by approximately $53,000. Of this amount, $45,000 is booked as a payable to Panhandle Eastern Pipeline as a result of an FERC ruling concerning reimbursement of ad valorem taxes collected by a predecessor of CLX on gas production in Meade County, Kansas during the period October 1983 through June 1988. This issue is discussed in more detail in note 9 to the financial statements. It is anticipated that some or all of this reimbursement will be due in May, 1999.

     Internally, the Company does not expect to be adversely affected by the year 2000 (y2k) problem. The Company's use of computers is minimal and any work performed by computer programs can be done manually. The Company does not know the extent to which purchasers of its oil and gas production will be affected by the y2k problem.

     The Company currently has drilling prospects which it is actively marketing to industry participants. If these prospects are successfully sold, the Company will receive a front-end payment and an interest carried free of costs in these prospects which would improve the Company's liquidity.

Results of Operations
---------------------
Year Ended September 30, 1998 Compared With Year Ended September 30, 1997:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 1998 was $82,019 compared to $111,309 for the year ended September 30, 1997. This decrease is primarily attributable to decreases in average unit prices for oil and gas. The decrease in gas sales volume was primarily the result of normal declines. Management fees decreased due to the termination of the drilling program that the Company managed.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                    YEAR ENDED SEPT. 30
                                    -------------------
     Quantities Sold                 1998         1997
     ---------------                 ----         ----

        Oil (Bbls.)                  2,200        1,800
        Gas (MCF)                   25,600       31,400

     Average Unit Price
     ------------------

        Oil (Bbls.)                 $ 9.42        16.84
        Gas (MCF)                     2.36         2.55


Operating Costs and Expenses
----------------------------

     Lease operating expense, was $15,505 for the year ended September 30, 1998 compared to $21,804 for the year ended September 30, 1997, a decrease of 29%. This decrease is attributable primarily to normal fluctuations in operating costs caused by mild weather conditions.

     Depreciation and depletion declined as a result of decling production on higher cost basis producing properties.

     Dry hole expense and abandoned leases decreased as a result of reduced drilling activity.

     The unusual expenses for the year ended September 30, 1997 represents estimated costs of settlement of a claim relating to gas prices during the years 1983 through 1985.

     General and administrative expense for the year ended September 30, 1998 was $88,690 compared to $133,836 for the year ended September 30, 1997. The decrease was primarily the result of decreases in salary expense and contract wages.

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

                              ITEM 8

            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------

                          CLX ENERGY, INC.

       INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



Independent Auditor's Report
Balance Sheets - September 30, 1998 and 1997
Statements of Operations - years ended
  September 30, 1998, 1997 and 1996
Statements of Stockholders' Equity -
  years ended September 30, 1998, 1997 and 1996
Statements of Cash Flows - year ended
  September 30, 1998, 1997 and 1996
Notes to financial statements - years
  ended September 30, 1998, 1997 and 1996
Schedule V. Property and equipment - years ended September 30, 1998, 1997 and 1996
Schedule VI. Accumulated depreciation and depletion of property and equipment - years ended September 30, 1998, 1997 and 1996



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


                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
CLX Energy, Inc.
Denver, CO


We have audited the accompanying balance sheets of CLX Energy, Inc. as of September 30, 1998 and 1997 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1998, 1997 and 1996. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLX Energy, Inc. as of September 30, 1998 and 1997 and the results of its operations and its cash flows for the years ended September 30, 1998, 1997 and 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules V and VI, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


/s/ EASTON AND BARSCH
EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


December 16, 1998



                           CLX ENERGY, INC.
                            Balance Sheets
                      September 30, 1998 and 1997


ASSETS:                                        1998           1997
Current assets:
   Cash                                    $  30,024         34,763
   Accounts receivable:
     Trade                                       294         59,471
     Oil and gas sales                         7,099         12,010
                                             -------        -------
          Total current assets                37,417        106,244
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                327,213        329,732
       Unproved                               18,314         20,060
   Office equipment                            3,618          3,618
                                             -------        -------
                                             349,145        353,410
       Less accumulated depreciation
         and depletion                      (214,265)      (193,135)
                                             -------        -------
                                             134,880        160,275
                                             -------        -------
          Total assets                     $ 172,297        266,519
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $  81,607        116,393
   Due joint interest owners                   8,355          8,355
                                             -------        -------
          Total current liabilities           89,962        124,748
                                             -------        -------
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     4,054,154 shares issued and
     outstanding                              40,542         40,542
   Additional paid-in capital                541,417        541,417
   Accumulative deficit                     (500,964)      (441,528)
                                             -------        -------
          Net stockholders' equity            82,335        141,771
                                             -------        -------
          Total Liabilities and Equities   $ 172,297        266,519
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

                             CLX ENERGY, INC.
                         Statements of Operations
              Years Ended September 30, 1998, 1997 and 1996

                                            1998          1997          1996
Revenues:
   Oil and gas sales                    $  82,019       111,309       108,845
   Management fees                            900        26,783        19,075
                                          -------       -------       -------
     Total revenue                         82,919       138,092       127,920
                                          -------       -------       -------

Operating expenses:
   Lease operating                         15,505        21,804        24,292
   Production taxes                         9,696         9,748         9,776
   Lease rentals                            1,358         2,324           645
   Dry holes and abandoned leases             428        14,580           520
   Depreciation and depletion              21,130        31,096        30,592
   Unusual expenses                           -          45,000           -
   Impairment of oil and gas properties     2,519           -             -
   General and administrative              88,690       133,836       110,195
                                          -------       -------       -------
     Total operating expenses             139,326       258,388       176,020
                                          -------       -------       -------
     Operating loss                      ( 56,407)     (120,296)     ( 48,100)
                                          -------       -------       -------

Other income (expenses):
   Gain on sale of assets                     632         5,000        44,587
   Interest expense                      (  3,661)     (  1,201)     (  8,106)
                                          -------       -------       -------
     Total other income (expenses)       (  3,029)        3,799        36,481
                                          -------       -------       -------

          Net loss                      $( 59,436)     (116,497)     ( 11,619)
                                          =======       =======       =======

Weighted average number of common
  shares outstanding - basic and
  diluted                               4,054,154     3,905,752     3,220,821
                                        =========     =========     =========

Net loss per common share - basic
  and diluted                           $(    .02)     (    .03)     (    .01)
                                          =======       =======       =======

The accompanying notes are an integral part of these financial statements.



                              CLX ENERGY, INC.
                     Statements of Stockholders' Equity
                Years Ended September 30, 1998, 1997 and 1996

                                                         Additional
                        Preferred Stock     Common Stock   Paid-in  Accumulated
                         Shares  Amount    Shares  Amount  Capital    Deficit


Balances,
  September 30, 1995    134,000 $1,340  3,220,821  $32,208  424,750  (313,412)

Net loss                    -      -          -        -        -    ( 11,619)
                        -------  -----  ---------   ------  -------   -------

Balances,
  September 30, 1996    134,000  1,340  3,220,821   32,208  424,750  (325,031)

Issuance of common
  stock                     -      -      833,333    8,334  116,667       -

Net loss                    -      -          -        -        -    (116,497)
                        -------  -----  ---------   ------  -------   -------
Balances,
  September 30, 1997    134,000  1,340  4,054,154   40,542  541,417  (441,528)

Net loss                    -      -          -        -        -    ( 59,436)
                        -------  -----  ---------   ------  -------   -------
Balances,
  September 30, 1998    134,000 $1,340  4,054,154  $40,542  541,417  (500,964)
                        =======  =====  =========   ======  =======   =======



The accompanying notes are an integral part of these financial statements.


                            CLX ENERGY, INC.
                        Statements of Cash Flows
              Years Ended September 30, 1998, 1997 and 1996


                                                  1998       1997       1996
Cash flows from operating activities:
   Net loss                                   $( 59,436)  (116,497)  ( 11,619)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation and depletion                21,130     31,096     30,592
       Impairment of oil and gas
        properties                                2,519        -          -
       Abandoned properties                         -          -          623
       Gain on sale of assets                  (    632)  (  5,000)  ( 44,587)
       (Increase) decrease in
         accounts receivable                     64,088   ( 56,734)  (  5,234)
       (Increase) decrease in
         deposits and prepaid expenses              -           49        671
       Increase (decrease) in
         accounts payable                      ( 34,786)   110,716   (  5,921)
       Increase (decrease) in
         accrued expenses                           -     (    356)  (     36)
                                                -------    -------    -------
           Net cash provided by (used in)
             operating activities              (  7,117)  ( 36,726)  ( 35,511)
                                                -------    -------    -------

Cash flows from investing activities:
   Proceeds from sale of property and
     equipment                                    7,130      5,000     58,141
   Purchase of property and equipment          (  4,752)  ( 12,622)  (  1,049)
                                                -------    -------    -------
           Net cash provided by (used in)
             investing activities                 2,378   (  7,622)    57,092
                                                -------    -------    -------

Cash flows from financing activities:
   New short-term borrowings                        -          -       14,000
   Payments on short-term borrowings                -     (  4,134)  ( 10,375)
   Payments on long-term borrowings                 -     ( 57,000)  ( 16,680)
   Proceeds from issuance of common stock           -      125,000        -
                                                -------    -------    -------
           Net cash provided by (used in)
             financing activities                   -       63,866   ( 13,055)
                                                -------    -------    -------

           Net increase (decrease) in cash     (  4,739)    19,518      8,526

Cash, beginning of year                          34,763     15,245      6,719
                                                -------    -------    -------

Cash, end of year                             $  30,024     34,763     15,245
                                                =======    =======    =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                  $     -        1,557      8,142
                                                =======    =======    =======

The accompanying notes are an integral part of these financial statements.

                              CLX ENERGY, INC.
                       NOTES TO FINANCIAL STATEMENTS
               Years Ended September 30, 1998, 1997 and 1996


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

     (b)  Use of estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Oil and gas reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. Accordingly it is least reasonably possible those estimates could be revised in the near term and those revisions could be material.

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

          Provisions for depreciation and depletion of capitalized exploration and development costs are computed on the unit-of-production method based on estimated proved developed reserves of oil and gas on a property by property basis. An additional impairment provision is recorded if the estimated fair market value is less than the carrying amount of the assets on a property by property basis.

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

                               CLX ENERGY, INC.
                   NOTES TO FINANCIAL STATEMENTS (continued)


     (d)  Cash and cash equivalents
          -------------------------
          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     (e)  Fair value of financial instruments
          -----------------------------------
          The Company's financial investments consist of cash, trade receivables and trade payables. The carrying value of cash and cash equivalents, trade receivables and trade payables are considered to be representative of their fair market value, due to the short maturity of these instruments.

     (f)  Net loss per common share
          -------------------------

          Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the year as illustrated below:

                                  1998               1997               1996
                                  ----               ----               ----
Net loss                      $( 59,436)          (116,497)          ( 11,619)
Preferred stock dividends      (  8,040)          (  8,040)          (  8,040)
                                -------            -------            -------
Net loss, basic and diluted,
  applicable to common
  stockholders                $( 67,476)          (124,537)          ( 19,659)
                                =======            =======            =======

Weighted average number of
  shares outstanding - basic
  and diluted                 4,054,154          3,905,752          3,220,821
                              =========          =========          =========

Net loss per share, basic and
  diluted, applicable to
  common shareholders         $(    .02)          (    .03)          (    .01)
                                =======            =======            =======


Options to purchase 475,000 shares of common stock were outstanding at September 30, 1998 and September 30, 1997 but were not included in the computation of diluted net loss per share because the result would be antidilutive.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATMENTS (continued)

(2)  Notes Payable
     -------------
          In December, 1996 the Company paid principal & interest in full on a revolving line of credit with a bank in the amount of $57,000 and a note due to a bank in the amount of $4,134.

          The weighted average balance outstanding and the weighted average interest rate for 1997 and 1996 were as follows:

                                                  1997        1996
                                                  ----        ----
               Weighted average balance
                 outstanding                    $11,428      73,157
               Weighted average interest rate     10.5%       10.2%

(3)  Stockholders' Equity
     --------------------
          On December 4, 1996 the Company sold, in a private placement, 833,333 shares of common stock for $ .15 per share.

          Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired on April 30, 1983. Except in certain specified circumstances, the Series A preferred stock is nonvoting. The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1998 for a total of $120,600 and are in arrears at September 30, 1998.

(4)  Stock Options
     -------------
          During the 1994 fiscal year the Company adopted an employee incentive stock option plan which provides for the issuance to employees, including officers, of up to 10 percent of the issued and outstanding shares of common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. The Company issued options on 200,000 shares under this plan during the 1994 fiscal year. Options on 100,000 shares were canceled during the 1997 fiscal year and options on 100,000 shares remain outstanding at September 30, 1998.

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

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


          The Company granted non-qualified options to two officers of the Company for 400,000 common shares at $ .25 per share during the 1994 fiscal year. The options are exercisable for up to ten years after the date of grant. Options on 200,000 common shares were canceled during the 1997 fiscal year and options on 200,000 shares remain outstanding at September 30, 1998.

          In connection with the acquisition of an oil and gas property in September, 1994, the Company issued non-qualified options for 50,000 shares of common stock at $ .12. The options are exercisable until September, 1999.

          A summary of certain stock options information follows:

                                       Outstanding options  Exercisable options
                                                  Weighted             Weighted
                                       Number of   average  Number of   average
                                         shares     price     shares     price
                                       ---------  --------  ---------  --------
          September 30, 1996:
          -------------------
           Incentive stock options      293,750    $  .12    117,500    $  .12
           Non-qualified options        450,000      .236    450,000      .236

          September 30, 1997:
          -------------------
           Incentive stock options      225,000    $  .12    116,250    $  .12
           Non-qualified options        250,000      .224    250,000      .224

          September 30, 1998:
          -------------------
           Incentive stock options      225,000    $  .12    161,250    $  .12
           Non-qualified options        250,000      .224    250,000      .224


          No options were exercised during the 1998, 1997 or 1996 fiscal years.

          The Company has elected to account for grants of stock options under APB Opinion No. 25. No compensation cost has been recognized on the statements of operations through September 30, 1998 for stock options granted. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No.123) requires compensation expense to be determined based on the fair value, as defined, of options at the grant date. Pro forma net earnings and pro forma earnings per share must be disclosed based on the additional compensation expense. The provisions of SFAS No. 123 are effective for the Company's 1996, 1997 and 1998 fiscal years. No options were granted during the 1996 fiscal year. For the 1997 fiscal year, additional compensation expense under SFAS No. 123 would have increased the net loss from $116,497 to a pro forma net loss of $118,278. The additional compensation expense for 1997 did not change the net loss per share of $.03. No options were granted during the 1998 fiscal year. The pro forma adjustment is calculated using an estimated fair market value of each option on the date of grant based upon an expected life of 10 years, risk-free interest rate of 6.3%, expected dividend yield and volatility of 0%.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


(5)  Income Taxes
     ------------
          For tax reporting purposes, after giving effect to ownership changes that occured in the 1993 fiscal year, the Company has a net operating loss carryforward of approximately $340,000 at September 30, 1998, which expires in varying amounts from September 30, 2003 through 2013. Of the $340,000 carryforward, $57,000 is subject to an annual limitation of approximately $6,400. Differences between income tax and financial statement basis of assets consists of basis difference of oil and gas properties ($45,000) as a result of a purchase acquisition in the 1993 fiscal year and intangible drilling costs ($7,800) which are expensed for tax purposes.

          Benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.

          Components of deferred tax liabilities and deferred tax assets of the Company are comprised of the following at September 30, 1998:

               Gross deferred tax liabilities:
                    Proved properties
                      basis differences                             $( 15,300)
               Gross deferred tax assets:
                    Net operating loss carryforward                   115,600
                    Valuation allowance for deferred
                      tax assets                                     (100,300)
                                                                      -------
               Net deferred amount                                  $     -
                                                                      =======

          CLX Exploration, a predecessor Company, has not filed state income tax returns for the years ended September 30, 1983 through 1992. The Company has filed its federal and state income tax returns for the fiscal years ended September 30, 1993 through 1997.

(6)  Related Party Transactions
     --------------------------
          The Company paid $12,800 in consulting fees to a Director during the eight months ended September 30, 1997. Prior to that time, the Director was also an Officer of the Company and received a salary from the Company.

(7)  Lease
     -----
          The Company leases its office space on a month to month basis. Monthly rent is $1,137. The Company has entered into a three year lease for new office space effective January 1, 1999. Monthly rent will be $1,138 per month. Rent expense for all operating leases totaled $ 13,292, $13,614 and $15,172 during 1998, 1997 and 1996, respectively. Minimum lease payments under the leases are $13,653 in 1999.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


(8)  Major Customers
     ---------------
          During the years ended September 30, 1998, 1997 and 1996 the
          Company had three major customers, each of which acquired 10% or more of total oil and gas revenues:

                                         1998          1997          1996
                                         ----          ----          ----
               Credo Petroleum Corp       58%           47%           44%
               Texaco - Equiva            19%           18%           17%
               Dolphin - Lariat           10%           12%           - %
               Nomeco Oil & Gas           - %           - %           19%


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

          On February 6, 1998 the Company filed a request for Staff Review with the FERC relative to their order. In our request we asked for the following:

               * That the Company be responsible only for reimbursement of ad valorem taxes attributable to its working interest in the properties subject to the FERC order.

               * That the Company not be required to reimburse taxes on behalf of royalty owners since such taxes are not recoverable from the royalty owners.

               * That the Company be allowed to service it's reimbursement obligation over a five year period due to the financial hardship which would result from one lump sum payment.


          The Company has received various correspondence from the FERC concerning its request for Staff Review, the latest dated December 4, 1998. In this letter the Company was advised that it was responsible only for reimbursement of it's working interest share of the total refund. Additional information was requested prior to the Commission making a decision to relieve the Company of the obligation to reimburse taxes on behalf of the royalty owners. The request for installment payments was not addressed. The Company was further advised that the FERC staff expected to make a decision on the Company's request by May 4, 1999.

          The $45,000 which has been booked as a current liability covers the Company's working interest share of the total reimbursement claim. If the FERC staff rules that the Company is responsible for reimbursement of tax refunds received by royalty owners, this amount would be increased by approximately $5,200.

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


(10) Oil and Gas Expenditures
     ------------------------
          The Company's results of operations from oil and gas exploration and production activities (all within the United States) for fiscal 1998, 1997 and 1996 were as follows:

                                             1998          1997          1996
                                             ----          ----          ----

             Revenues from oil and gas
               producing activities       $ 82,019       111,309       108,845
             Producing costs              ( 25,201)     ( 31,552)     ( 34,068)
             Depreciation, depletion and
               impairment provision       ( 23,394)     ( 30,715)     ( 30,057)
                                            ------        ------        ------
             Results of operations from
               oil and gas producing
               activities (excluding
               general and administrative
               and interest costs)        $ 33,424        49,042        44,720
                                           =======        ======       =======

          The following table sets forth the costs incurred in oil and gas producing activities during 1998, 1997 and 1996:

                                             1998          1997          1996
                                             ----          ----          ----
             Property acquisition costs:
               Unproved                   $  1,171        12,622         1,049
               Proved                        3,581           -             -
             Exploration costs                 -          14,580           -
             Development costs                 -             -             -

          Depreciation and depletion of oil and gas properties per $1.00 of gross revenue was $0.25, $0.28 and $0.28 in 1998, 1997 and 1996, respectively. The 1998 fiscal year impairment provision of oil and gas properties was $.03 per $1.00 of gross revenue.

          The capitalized costs related to oil and gas properties were as follows at September 30, 1998, 1997 and 1996:

                                              1998         1997         1996
                                              ----         ----         ----
               Proved properties           $327,213      329,732      329,732
               Unproved properties           18,314       20,060        7,438
                                            -------      -------      -------
                 Total capitalized costs    345,527      349,792      337,170
               Less accumulated depreciation
                 and depletion             (210,746)    (189,871)    (159,156)
                                            -------      -------      -------
                 Net capitalized costs     $134,781      159,921      178,014
                                            =======      =======      =======

                             CLX ENERGY, INC.
                 NOTES TO FINANCIAL STATEMENTS (continued)


(11) Supplemental Schedules of Reserve Information (Unaudited)
     ---------------------------------------------------------
          The following reserve related information for 1998, 1997 and 1996 is based on estimates prepared by management of the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Company's oil and gas reserves are located in the United States.
                                                     Oil (Bbl)     Gas (MCF)
                                                     ---------     ---------
          Proved reserves at September 30, 1995         46,100       212,500
            Revisions in previous estimates           (  6,000)        6,100
            Production                                (  1,900)     ( 35,200)
                                                       -------       -------
          Proved reserves at September 30, 1996         38,200       183,400
            Revisions in previous estimates           (  5,900)       90,600
            Production                                (  1,800)     ( 31,400)
                                                       -------       -------
          Proved reserves at September 30, 1997         30,500       242,600
            Revisions in previous estimates           (  5,200)     (  2,600)
            Production                                (  2,200)     ( 25,600)
                                                       -------       -------
          Proved reserves at September 30, 1998         23,100       214,400
                                                       =======       =======

          Proved developed reserves:
               September 30, 1996                       24,100       183,400
               September 30, 1997                       16,300       242,600
               September 30, 1998                        8,900       214,400


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


                                                      September 30
                                                ----------------------
                                               1998       1997       1996
                                               ----       ----       ----

          Future cash infows              $  759,600  1,081,200  1,098,800
          Future production costs            260,000    421,300    393,100
                                           ---------    -------    -------
          Future cash flows                  499,600    659,900    705,700
          10% annual discount for estimated
            timing of cash flows             189,400    242,700    256,800
                                           ---------    -------    -------
          Standardized measure of
            discounted cash flows         $  310,200    417,200    448,900
                                           =========    =======    =======

                              CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


          The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                      September 30
                                                -----------------------
                                               1998       1997       1996
                                               ----       ----       ----

          Standardized measure,
            beginning of year               $417,200    448,900    412,600
          Sales of oil and gas,
            net of production costs         ( 56,800)  ( 79,800)  ( 74,800)
          Net changes in prices and
            future production costs         (  4,500)  ( 48,800)   204,400
          Revisions of previous
            quantity estimates              ( 66,600)    70,600   (114,900)
          Accretion of discount               20,900     26,300     21,600
                                             -------    -------    -------
          Standardized measure,
            end of year                     $310,200    417,200    448,900
                                             =======    =======    =======

          Future net cash flows were computed using year-end prices for oil of $9.44 in 1998, $17.49 in 1997 and $19.04 in 1996 and for gas of
          $2.31 in 1998, $2.26 in 1997 and $2.02 in 1996.

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
                          =======   =======   =======   =======     =======


Year ended September 30, 1998
-----------------------------

  Oil and gas properties:
     Proved              $329,732     3,581       -    (  4,867)*
                                                          1,286 **
                                                       (  2,519)*** 327,213
     Unproved              20,060     1,171       -    (  1,631)*
                                                       (  1,286)**   18,314
  Office equipment          3,618       -         -         -         3,618
                          -------   -------   -------   -------     -------
                         $353,410     4,752       -    (  9,017)    349,145
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
                          =======      =======      =======      =======


Year ended September 30, 1998
-----------------------------


  Oil and gas properties:
     Proved              $189,871       20,875          -        210,746
     Unproved                 -            -            -            -
  Office equipment          3,264          255          -          3,519
                          -------      -------      -------      -------
                         $193,135       21,130          -        214,265
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


                                   PART III

                                   ITEM 10.

              DIRECTORS AND EXECUTIVE OFFICERS ON THE REGISTRANT

     Information concerning the Company's Directors and Executive Officers is set forth below:


                                                                   PERIOD OF
          NAME AND AGE                   POSITION                   SERVICE
          ------------                   --------                  ---------

     S. W. Houghton               Chairman of the board,       March 26, 1993
          58                      Secretary & Director         to Present


     E. J. Henderson              President, Chief             March 26, 1993
          64                      Executive Officer,           to Present
                                  Treasurer & Director


     Donald B. Lamont             Director                     December 1, 1996
          79                                                   to present


     Kerry L. Phelps              Director                     May 1, 1993
          55                                                   to Present


     Gary C. Wilkins              Director                     December 1977
          66                                                   to Present


     George H.C. Lawrence         Director                     December 2, 1993
          61                                                   to Present

S. W. Houghton (58) Chairman of the Board
--------------

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


E. J. Henderson (64) President, Chief Executive Officer, Treasurer
---------------      and Director

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


Donald B. Lamont (79) Director
----------------

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


Kerry L. Phelps (55) Director
---------------

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

Gary C. Wilkins (66) Director
---------------

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


George H.C. Lawrence (61) Director
--------------------

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

     Name            Principal Position          Year          Annual
     ----            ------------------          ----       Compensation
                                                            ------------

E. J. Henderson   President, Chief Executive     1998         $33,500
                  Officer and Chief Financial    1997          48,000
                  Officer                        1996          24,000

     The officers receive no benefits other than cash compensation.

     The company does not have any plans for its Executive Officers involving stock appreciation rights, long term incentive, employment contracts, termination of employment and change in control agreements. An officer of the Company has stock options totaling 300,000 shares which were granted in 1994. These options are detailed in Item 12, footnote (6).

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


                                               Common Stock
  Name                   Position            Par Value $0.001        % of Class
--------               ------------          ----------------        ----------

Beneficial Owners:
-----------------

None


Officers & Directors:
--------------------

S. W. Houghton           Chairman of             412,390 (5)           10.17
369 Lexington Ave.       the Board
New York, New York  10017

E. J. Henderson          President               335,000 (1), (6)       8.26
1776 Lincoln St., Suite 806
Denver, Colorado  80203

Donald B. Lamont         Director                566,667               13.98
680 Fifth Ave., Suite 1100
New York, NY  10019

Kerry Phelps             Director                485,000 (2)           11.96
1776 Lincoln St., Suite 806
Denver, Colorado  80203

Gary C. Wilkins          Director                148,894 (3), (5)       3.67
518 17th St., Suite 660
Denver, Colorado  80202

George H.C. Lawrence     Director                 42,000 (4), (5)       1.04
P.O. Box 3445
Vero Beach, Florida  32964


Officers and Directors                         1,989,951               49.08
as a group (6 Persons)

(1) Includes 50,000 shares owned by Mr. Henderson's two adult children. Mr. Henderson disclaims beneficial ownership of these 50,000 shares.

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

     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K

     (a)  (1) and (2) Financial Statements and Schedules

     See "Index to Financial Statements and Supplemental Schedules" in Part II, Item 8.

     (3)  Exhibits - Exhibit 27.  Financial Data Schedule.

     (b) No reports on Forms 8-K were filed during the Company's fiscal quarter ended September 30, 1998.

                                     SIGNATURES


     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CLX ENERGY, INC.



                                             By /s/ E. J. Henderson
Dated:  December 22, 1998                        E. J. Henderson
                                                  President



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on dates indicated:




                                             By /s/ S. W. Houghton
Dated:  December 22, 1998                        S. W. Houghton
                                                  Chairman of the Board
                                                  and Director


                                             By /s/ E. J. Henderson
Dated:  December 22, 1998                        E. J. Henderson
                                                  Chief Executive
                                                  Officer, President,
                                                  Treasurer, Director


                                             By /s/ Donald B. Lamont
Dated:  December 22, 1998                        Donald B. Lamont
                                                  Director


                                              By /s/ Kerry L. Phelps
Dated:  December 22, 1998                         Kerry L. Phelps
                                                   Director


                                              By /s/ Gary C. Wilkins
Dated:  December 22, 1998                         Gary C. Wilkins
                                                   Director


                                              By /s/ George H.C. Lawrence
Dated:  December 22, 1998                         George H.C. Lawrence
                                                   Director