Form 10-Q
period 1998-12-31
CLX ENERGY INC
filed 1999-02-11
CIK 317438

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

Commission File No.  0-9392

                           CLX ENERGY, INC.
         (Exact name of registrant as specified in its charter)

COLORADO                                        84-0749623
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)

518 17th Street, Suite 745, Denver, CO                         80202
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code  (303) 825-7080

1776 Lincoln Street, Suite 806, Denver, CO  80203
(Former address of principal executive offices)

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

10,498,132 shares of Common Stock, $.01 par value at February 5, 1999

CLX ENERGY, INC.
December 31, 1998

INDEX
Form 10-Q


Part I. - Financial Information

          Balance Sheets - December 31, 1998 and
              September 30, 1998

          Statements of Operations for the three months ended December 31, 1998 and 1997

          Statements of Cash Flows for the three months ended December 31, 1998 and 1997

          Notes to Unaudited Financial Statements

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

Part II. - Other Information

Signatures


CLX ENERGY, INC.
BALANCE SHEETS
December 31, 1998 and September 30, 1998
(Unaudited)

                                           December 31,   September 30,
ASSETS:                                        1998           1998
Current assets:
   Cash                                     $ 27,069         30,024
   Accounts Receivable:
     Trade                                       240            294
     Oil and gas sales                         7,498          7,099
   Deposits                                    1,138            -
                                             -------        -------
          Total current assets                35,945         37,417
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                327,213        327,213
       Unproved                               20,143         18,314
   Office equipment                            3,618          3,618
                                             -------        -------
                                             350,974        349,145
       Less accumulated depreciation
         and depletion                      (218,985)      (214,265)
                                             -------        -------
                                             131,989        134,880
                                             -------        -------
          Total assets                      $167,934        172,297
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                         $ 94,478         81,607
   Due joint interest owners                   8,355          8,355
                                             -------        -------
          Total current liabilities          102,833         89,962
                                             -------        -------

Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     134,000 shares issued and outstanding
     (aggregate involuntary liquidation
     preference of $134,000 plus unpaid
     dividends)                                1,340          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     4,054,154 shares issued and
     outstanding                              40,542         40,542
   Additional paid-in capital                541,417        541,417
   Accumulative deficit                     (518,198)      (500,964)
                                             -------        -------
          Net stockholders' equity            65,101         82,335
                                             -------        -------
          Total Liabilities and Equities    $167,934        172,297
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
STATEMENTS OF OPERATIONS
Three months ended December 31, 1998 and 1997
(Unaudited)

                                               Three Months Ended
                                                  December 31,
                                               1998          1997
Revenues:
   Oil and gas sales                        $ 14,619        29,927
   Management fees                               -             900
                                             -------       -------
     Total revenue                            14,619        30,827

Operating costs and expenses:
   Lease operating and
     production taxes                          4,389         6,345
   Lease rentals and abandonments                 71           719
   Depreciation and depletion                  4,720         6,664
   General and administrative                 21,701        32,398
                                             -------       -------
     Total operating costs and expenses       30,881        46,126
                                             -------       -------
     Operating loss                         ( 16,262)     ( 15,299)
                                             -------       -------

Other income (expenses):
   Gain on sale of assets                        -             669
   Interest expense                         (    972)     (    894)
                                             -------       -------
     Total other income (expenses)          (    972)     (    225)
                                             -------       -------

          Net loss                         $( 17,234)     ( 15,524)
                                             =======       =======

Weighted average number of common shares
   outstanding - basic and diluted         4,054,154     4,054,154
                                           =========     =========

Net loss per common share -
   basic and diluted                        (   *   )     (   *   )
                                             =======       =======

  *  Less than ($.01) per share.

The accompanying notes are an integral part of these financial statements.


CLX ENERGY, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended December 31, 1998 and 1997
(Unaudited)

                                                  1998          1997
Cash flows from operating activities:
   Net loss                                   $( 17,234)     ( 15,524)
   Adjustments to reconcile net loss
     to net cash provided by (used in)
     operating activities:
       Depreciation and depletion                 4,720         6,664
       Gain on sale of assets                       -        (    669)
       (Increase) decrease in
         accounts receivable                   (    345)       52,903
       (Increase) in prepaid expenses          (  1,138)          -
       Increase (decrease) in accounts
         payable                                 12,871      ( 23,175)
                                                -------       -------
           Net cash provided by (used in)
             operating activities              (  1,126)       20,199
                                                -------       -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment     -           2,300
   Purchase of property and equipment          (  1,829)          -
                                                -------       -------
           Net cash provided by (used in)
             investing activities              (  1,829)        2,300
                                                -------       -------

Cash flows from financing activities:
   Proceeds from issuance of common stock           -             -
                                                -------       -------
           Net cash provided by (used in)
             financing activities                   -             -
                                                -------       -------

           Net increase (decrease) in cash     (  2,955)       22,499

Cash, beginning of period                        30,024        34,763
                                                -------       -------

Cash, end of period                            $ 27,069        57,262
                                                =======       =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                   $    -             -
                                                =======       =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS
December 31, 1998

Note A - Basis of Presentation

The balance sheet as of December 31, 1998, the statements of operations for the three months ended December 31, 1998 and 1997 and the statements of cash flows for the three months ended December 31, 1998 and 1997 have been prepared by the Company, without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1998 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principals have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 1998 financial statements of CLX Energy, Inc., the notes thereto and the Independent Auditors' Report thereon.

Note B - Net loss per common share

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period as illustrated below:
                                              Three Months Ended
                                                 December 31,
                                              ------------------
                                            1998              1997
                                           ------            ------
Net Loss                                $( 17,234)         ( 15,524)
Preferred stock dividends                (  2,010)         (  2,010)
                                          -------           -------
Net loss, basic and diluted,
   applicable to common
   stockholders                         $( 19,244)         ( 17,534)
                                          =======           =======


Weighted average number of
   shares outstanding - basic
   and diluted                          4,054,154         4,054,154
                                        =========         =========


Net loss per share, basic and
  diluted, applicable to
  common stockholders                  $(    *   )        (    *   )
                                         ========          ========


  * Less than $( .01) per share


Options to purchase 475,000 shares of common stock were outstanding at December 31, 1998 and December 31, 1997 but were not included in the computation of diluted net loss per share because the result would be antidilutive.

Note C - Preferred stock

Each share of the Company's outstanding Series A preferred stock was convertible into one share of common stock until the conversion privilege expired on April 30, 1983. Except in certain specified circumstances, the Series A preferred stock is nonvoting. The Series A shares are redeemable at the option of the Company at $1.50 per share, plus any accrued and unpaid dividends. The Series A preferred stock has an involuntary liquidation preference of $1 per share plus accrued and unpaid dividends. Dividends on preferred stock of $.06 per share, $8,040, were not declared in 1984 through 1998 for a total of $120,600 and are in arrears at December 31, 1998.

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

The predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. Panhandle Eastern Pipe Line Company has advised the Company that Calvin Exploration Inc., as first seller, was paid $57,732 in Kansas Ad Valorem taxes. The Company was also advised that as successor in interest to the first seller, the amount of the refund that must be repaid with interest will approximate $196,000 on the due date of March 9, 1998.

On February 6, 1998 the Company filed a request for Staff Review with the FERC relative to their order. In the request, the Company asked that the Company be responsible only for reimbursement of ad valorem taxes attributable to its working interest in the properties subject to the FERC order, that the Company not be required to reimburse taxes on behalf of royalty owners since such taxes are not recoverable from the royalty owners, and that the Company be allowed to service it's reimbursement obligation over a five year period due to the financial hardship which would result from one lump sum payment.

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

A total of $46,400 has been booked as a current liability at December 31, 1998 ($45,400 at September 30, 1998) covering the Company's working interest share of the total reimbursement claim. If the FERC rules that the Company is responsible for reimbursement of tax refunds received by royalty owners, this amount would be increased by approximately $5,300.

Note E - Subsequent Events

On February 2, 1999, the Company completed a private placement of 5,773,793 shares of it's $.01 par value common stock for $275,000. The investors in the private placement also agreed to provide guarantees of bank loans or interim financing as necessary to a maximum of $300,000 for property acquisitions.

Simultaneous with the completion of the private placement, the preferred stock of the Company, including the accrued but unpaid interest, was converted into common stock of the Company at an exchange rate of five shares of common stock for each share of preferred stock including accrued but unpaid interest. A total of 670,005 shares of common stock was issued.

Prior to the completion of the private offering, the Officers and Directors of the Company agreed to cancel their outstanding stock options previously granted to them. As a result, options on 425,000 share of common stock were canceled. As of February 2, 1999 the Company currently has options for 50,000 shares of common stock outstanding that were issued in 1994 in connection with the acquisition of an oil and gas property. The Company did not cancel the previously adopted stock option plans.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS


Liquidity, Capital Resources and Commitments

Under current prices for oil and gas, net cash flows from oil and gas sales does not cover fixed costs of the Company. Cash flow from oil and gas sales have decreased by approximately 50% as a result of depressed oil and gas prices and declining production. This has resulted in net cash flow failing to cover fixed costs. The Company currently has a negative current ratio with current liabilities exceeding current assets by approximately $67,000.

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

On February 2, 1999, the Company completed a private placement of 5,773,793 shares for $275,000. The investors in the private placement also agreed to provide guarantees of bank loans or interim financing as necessary to a maximum of $300,000 for property acquisitions.

Analysis of Results of Operations

Oil and gas sales decreased by 49% primarily as a result of depressed oil and gas prices and declining oil and gas production. Management fees decreased due to the termination of the drilling program that the Company managed.

Lease operating expenses and production taxes decreased due to a decrease in production taxes caused by reduced sales of oil and gas and a decrease in lease operating expenses due to normal fluctuations. Depreciation and depletion declined as a result of declining oil and gas production. General and administrative expenses decreased primarily due to a reduction in salary expense.

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

                                              CLX ENERGY, INC.



                                              /s/ E. J. Henderson
                                              By:  E. J. Henderson
                                                   President and Chief
                                                   Financial Officer
Dated:  February 10, 1999