Form 10-Q
period 1999-03-31
CLX ENERGY INC
filed 1999-05-06
CIK 317438

FORM 10-Q

                   SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

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

10,498,132 shares of Common Stock, $.01 par value at May 5, 1999

CLX ENERGY, INC.
March 31, 1999
INDEX
Form 10-Q


Part I. - Financial Information

          Balance Sheets - March 31, 1999 and
              September 30, 1998

          Statements of Operations for the six months and three months ended March 31, 1999 and 1998

          Statement of Stockholders' Equity for the six months ended March 31, 1999

          Statements of Cash Flows for the six months ended March 31, 1999 and 1998

          Notes to Unaudited Financial Statements

          Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations

Part II. - Other Information

Signatures



CLX ENERGY, INC.
BALANCE SHEETS
March 31, 1999 and September 30, 1998
(Unaudited)

                                             March 31,    September 30,
ASSETS:                                        1999           1998
Current assets:
   Cash                                    $ 264,202         30,024
   Accounts Receivable:
     Trade                                       605            294
     Oil and gas sales                         6,303          7,099
     Deposits                                  1,138            -
                                             -------        -------
          Total current assets               272,248         37,417
                                             -------        -------
Property and equipment, at cost:
   Oil and gas properties
     (successful effort method):
       Proved                                327,213        327,213
       Unproved                               18,972         18,314
   Office equipment                            6,621          3,618
                                             -------        -------
                                             352,806        349,145
       Less accumulated depreciation
         and depletion                      (222,914)      (214,265)
                                             -------        -------
                                             129,892        134,880
                                             -------        -------
          Total assets                     $ 402,140        172,297
                                             =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                        $ 104,676         81,607
   Due joint interest owners                   8,355          8,355
                                             -------        -------
          Total current liabilities          113,031         89,962
                                             -------        -------
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible:
     issued and outstanding - none at
     March 31, 1999 and 134,000 at
     September 30, 1998                          -            1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     issued and outstanding - 10,498,132
     at March 31, 1999 and 4,054,154
     at September 30, 1998                   104,981         40,542
   Additional paid-in capital                737,770        541,417
   Accumulated deficit                      (553,642)      (500,964)
                                             -------        -------
          Net stockholders' equity           289,109         82,335
                                             -------        -------
          Total Liabilities and Equities   $ 402,140        172,297
                                             =======        =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

                                           Six Months Ended  Three Months Ended
                                               March 31,          March 31,
                                            1999      1998     1999       1998
Revenues:
   Oil and gas sales                   $  26,865    45,284    12,246    15,357
   Management fees                           -         900       -         -
                                         -------   -------   -------   -------
     Total revenue                        26,865    46,184    12,246    15,357

Operating costs and expenses:
   Lease operating and
     production taxes                      9,141    12,627     4,752     6,282
   Lease rentals and abandonments          1,985     1,555     1,914       836
   Depreciation and depletion              8,649    12,207     3,929     5,543
   Unusual expenses                        9,900       -       9,900       -
   General and administrative             48,607    60,422    26,906    28,024
                                         -------   -------   -------   -------
     Total operating costs and expenses   78,282    86,811    47,401    40,685
                                         -------   -------   -------   -------
     Operating loss                     ( 51,417) ( 40,627) ( 35,155) ( 25,328)
                                         -------   -------   -------   -------

Other income (expenses):
   Gain on sale of assets                    250       669       250       -
   Interest income                           433       -         433       -
   Interest expense                     (  1,944) (  1,856) (    972) (    962)
                                         -------   -------   -------   -------
     Total other income (expenses)      (  1,261) (  1,187) (    289) (    962)
                                         -------   -------   -------   -------

          Net loss                     $( 52,678) ( 41,814) ( 35,444) ( 26,290)
                                         =======   =======   =======   =======

Weighted average number of common
  shares outstanding  - basic and
  diluted                              6,083,473 4,054,154 8,135,340 4,054,154
                                       ========= ========= ========= =========

Net loss per common share
  - basic and diluted                  $(    .01) (    .01) (    *  ) (    .01)
                                         =======   =======   =======   =======


*  Less than $( .01) per share.

The accompanying notes are an integral part of these financial statements.



CLX ENERGY, INC.
STATEMENT OF STOCKHOLDERS' EQUITY
Six Months Ended March 31, 1999
(Unaudited)

                                                       Additional
                              Preferred     Common      Paid-in     Accumulated
                                Stock        Stock      Capital       Deficit


Balance,
  September 30, 1998         $  1,340      40,542      541,417      (500,964)

670,005 shares of
  common stock issued
  for 134,000 shares of
  preferred stock             ( 1,340)      6,700     (  5,360)          -

5,773,973 shares of
  common stock issued
  for cash, net of
  expenses                        -        57,739      201,713           -

Net loss                          -           -            -        ( 52,678)
                               ------     -------      -------       -------
Balance,
  March 31, 1999             $    -       104,981      737,770      (553,642)
                               ======     =======      =======       =======


The accompanying notes are an integral part of these financial statements.



CLX ENERGY, INC.
STATEMENTS OF CASH FLOWS
Six Months Ended March 31, 1999 and 1998
(Unaudited)

                                                  1999          1998
Cash flows from operating activities:
   Net income (loss)                          $( 52,678)     ( 41,814)
   Adjustments to reconcile net loss to
     net cash provided by (used in)
     operating activities:
       Depreciation and depletion                 8,649        12,207
       Abandoned properties                       1,171           -
       Gain on sale of assets                  (    250)     (    669)
       (Increase) decrease in
         accounts receivable                        485        62,264
       Increase in prepaid expenses            (  1,138)          -
       Increase (decrease) in
         accounts payable                        23,069      ( 29,052)
                                                -------       -------
           Net cash provided by (used in)
             operating activities              ( 20,692)        2,936
                                                -------       -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment     250         2,300
   Purchase of property and equipment          (  4,832)     (  4,752)
                                                -------       -------
           Net cash provided by (used in)
             investing activities              (  4,582)     (  2,452)
                                                -------       -------

Cash flows from financing activities:
   Proceeds from issuance of common stock, net  259,452           -
                                                -------       -------
           Net cash provided by (used in)
             financing activities               259,452           -
                                                -------       -------

           Net increase (decrease) in cash      234,178           484

Cash, beginning of period                        30,024        34,763
                                                -------       -------

Cash, end of period                           $ 264,202        35,247
                                                =======       =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                  $     -             -
                                                =======       =======

The accompanying notes are an integral part of these financial statements.

CLX ENERGY, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

March 31, 1999

Note A - Basis of Presentation

The balance sheet as of March 31, 1999, the statements of operations for the six months and three months ended March 31, 1999 and 1998, the statement of stockholders' equity for the six months ended March 31, 1999 and the statements of cash flows for the nine months ended March 31, 1999 and 1998 have been prepared by the Company, without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1999 and for all periods presented have been made.

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

Note B - Net income (loss) per common share

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period as illustrated below:

                                       Six Months Ended     Three Months Ended
                                           March 31,             March 31,
                                       1999        1998       1999       1998


Net Loss                           $( 52,678)  ( 41,814)   ( 35,444)  ( 26,290)
Preferred stock dividends           (  2,747)  (  4,020)   (    737)  (  2,010)
                                     -------    -------     -------    -------
Net loss, basic and diluted,
   applicable to common
   stockholders                    $( 55,425)  ( 45,834)   ( 36,181)  ( 28,300)
                                     =======    =======     =======    =======

Weighted average number of
   shares outstanding - basic
   and diluted                     6,083,473  4,054,154   8,135,340  4,054,154
                                   =========  =========   =========  =========

Net loss per share, basic and
   diluted, applicable to
   common shareholders             $(    .01)  (    .01)   (    *  )  (    .01)
                                     =======    =======     =======    =======


* Less than $(.01) per share.

Options to purchase 50,000 shares of common stock were outstanding at March 31, 1999 (475,000 at March 31, 1998) but were not included in the computation of diluted net loss per share because the result would be antidilutive.

Note C - Preferred stock and common stock

On February 2, 1999, the Company completed a private placement of 5,773,793 shares of it's $.01 par value common stock for $275,000. The investors in the private placement also agreed to provide guarantees of bank loans or interim financing as necessary to a maximum of $300,000 for property acquisitions during the period from February 2, 1999 to February 2, 2002.

Simultaneous with the completion of the private placement, the preferred stock of the Company, including the accrued but unpaid dividends, was converted into common stock of the Company at an exchange rate of five shares of common stock for each share of preferred stock including accrued but unpaid dividends. A total of 670,005 shares of common stock were issued.

Prior to the completion of the private offering, the Officers and Directors of the Company agreed to cancel their outstanding stock options previously granted to them. As a result, options on 425,000 shares of common stock were canceled. As of February 2, 1999 the Company currently has options for 50,000 shares of common stock outstanding that were issued in 1994 in connection with the acquisition of an oil and gas property. The Company did not cancel the previously adopted stock option plans.

Note D - Unusual expenses

The amount reflected as unusual expenses in the statements of operations represents the Company's share of a settlement with the Wind River Tax Commission concerning royalty calculations for gas sold from a gas field from 1988 to 1995. All working interest owners approved settling the dispute to avoid the cost of litigation. The Company sold its interest in the gas property in 1995.


Note E - Contingency

The Company has been advised by Panhandle Eastern Pipe Line Company that on September 10, 1997 the Federal Energy Regulatory Commission (FERC) issued an order that requires first sellers of gas to make refunds for all Kansas Ad Valorem tax reimbursements collected for the period from October 3, 1983 through June 28, 1988, with interest.

This claim resulted from a FERC order issued September 10, 1997 which stated that ad valorem tax levied by the State of Kansas could not be considered as an add-on to the Maximum Lawful Price (MLP) of gas sold under the NGPA of 1978 covering the period from October 3, 1983 through June 28, 1988. This order reversed the FERC rules in effect during that time period that ad valorem taxes paid to the State of Kansas by producers could be recovered from the pipeline company by the producers over and above the MLP of gas sold under the guidelines set forth in the NGPA of 1978.

The predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. Panhandle Eastern Pipe Line Company has advised the Company that Calvin Exploration Inc., as first seller, was paid $57,732 in Kansas Ad Valorem taxes. The Company was also advised that as successor in interest to the first seller, the amount of the refund that must be repaid with interest approximated $196,000 on the original due date of March 9, 1998.

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

The Company has received various correspondence from the FERC concerning its request for Staff review, the latest dated December 4, 1998. In this letter the Company was advised that it was responsible only for reimbursement of it's working interest share of the total refund. Additional information was requested prior to the Commission making a decision to relieve the Company of the obligation to reimburse taxes on behalf of the royalty owners. The request for installment payments was not addressed. The Company was futher advised that the FERC staff expected to make a decision on the Company's request by May 4, 1999 which date has been extended to October 1, 1999.

On March 12, 1999 the Missouri Public Service Commission filed a Petition for Review with the U.S. Court of Appeals. The Petition requests a review of certain orders issued by FERC with respect to the Company. Counsel for the Company has filed a motion for Leave to Intervene in the proceeding.

A total of $47,300 has been booked as a current liability as March 31, 1999 ($45,400 at September 30, 1998) covering the Company's working interest share of the total reimbursement claim. If the FERC rules that the Company is responsible for reimbursement for its proportionate share of tax refunds received by royalty owners, this amount would be increased by approximately $5,400.

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

Under current prices for oil and gas, net cash flows from oil and gas sales does not cover fixed costs of the Company. Cash flows from oil and gas sales have decreased by approximately 40% as a result of depressed oil and gas prices and declining production. This has resulted in net cash flow failing to cover fixed costs. The Company currently has a working capital of approximately $159,000.

Internally, the Company does not expect to be adversely affected by the year 2000 (Y2K) problem. The Company's use of computers is minimal and any work performed by computer programs can be done manually. The Company does not know the extent to which purchasers of its oil and gas production will be affected by the Y2K problem.

The Company currently is attempting to purchase producing oil and gas properties.


Analysis of Results of Operations

Oil and gas sales decreased for the six months and the three months ended March 31, 1999 as a result of lower oil and gas prices and declining production.

Lease operating expenses and production taxes decreased for the six months and the three months ended March 31, 1999 due to lower production taxes as a result of the decrease in sales, and a general decrease in operating costs caused by mild weather conditions. Depreciation and depletion decreased as a result of declining oil and gas production. General and administrative expenses decreased for the six months and the three months ended March 31, 1999 as compared to the prior periods primarily due to reduced salary expense.

Unusual expenses in 1999 represented an amount paid to resolve a dispute regarding Royalty calculations for gas sold from 1988 to 1995. There were no unusual expenses in 1998.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         None

Item 3.  Defaults Upon Senior Securities.

         None

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

         None

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              Exhibit 27. Financial Data Schedule

         (b)  Reports on Form 8-K.

              On February 9, 1999 a Form 8-K was filed regarding a change in control of registrant and the appointment of James Burkhart and Robert E. Gee to the Board of Directors.


                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              CLX ENERGY, INC.



                                              /s/ E. J. Henderson
                                              By:  E. J. Henderson
                                                   President and Chief
                                                   Financial Officer
Dated:  May 6, 1999