Form 10-Q
period 1999-06-30
CLX ENERGY INC
filed 1999-08-16
CIK 317438

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 1999

Commission file number  0-9392


                                CLX ENERGY, INC.
             (Exact name of registrant as specified in its charter)


     Colorado                              84-0749623
     --------                              ----------
(State or other jurisdiction of                    (I.R.S. employer
 incorporation or organization)                 identification number)


518 17th Street, Suite 745, Denver, Colorado                   80202
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:  (303) 825-7080

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No  ____



Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

10,498,132 shares of Common Stock, $.01 par value at August 10, 1999

                                CLX ENERGY, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


    Balance Sheet - June 30, 1999 and September 30, 1998                  1

    Statements of Operations for the Three Months and Nine Months
    Ended June 30, 1999 and 1998                                          2

    Statement of Stockholders' Equity for the Nine Months Ended
    June 30, 1999                                                         3

    Statements of Cash Flows for the Nine Months Ended June 30,
    1999 and 1998                                                         4

    Notes to Unaudited Financial Statements                               5

    Management's Discussion and Analysis of Financial Condition
    and Results of Operations                                             8


PART II - OTHER INFORMATION                                               9

                                CLX ENERGY, INC.
                                  Balance Sheets
                      June 30, 1999 and September 30, 1998
                                   (Unaudited)


                                                         June 30    September 30
                                                        ----------  -------------
ASSETS                                                     1999         1998
------------------------------------------------------  ----------  -------------
Current assets:
  Cash . . . . . . . . . . . . . . . . . . . . . . . .  $ 270,533         30,024
  Accounts Receivable:
    Trade. . . . . . . . . . . . . . . . . . . . . . .      2,614            294
    Oil and Gas Sales. . . . . . . . . . . . . . . . .      7,863          7,099
  Deposits . . . . . . . . . . . . . . . . . . . . . .      1,138              -
                                                          -------        -------
         Total Current Assets. . . . . . . . . . . . .    282,148         37,417
Property and Equipment, at cost:
  Oil and Gas Properties (successful effort method):
    Proved . . . . . . . . . . . . . . . . . . . . . .    368,088        327,213
    Unproved . . . . . . . . . . . . . . . . . . . . .     22,079         18,314
  Office Equipment . . . . . . . . . . . . . . . . . .      6,621          3,618
                                                          -------        -------
                                                          396,788        349,145
 Less accumulated depreciation and depletion . . . . .   (227,575)      (214,265)
                                                          -------        -------
                                                          169,213        134,880
                                                          -------        -------
         Total Assets. . . . . . . . . . . . . . . . .  $ 451,361        172,297
                                                          =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------------------------
Current Liabilities:
  Accounts Payable . . . . . . . . . . . . . . . . . .  $ 146,263         81,607
  Due joint interest owners. . . . . . . . . . . . . .     34,847          8,355
                                                          -------        -------
         Total Current Liabilities . . . . . . . . . .    181,110         89,962
                                                          -------        -------
Stockholder's Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, 600,000 shares designated
    Series A $.06 cumulative convertible: issue and
    outstanding - none at June 30, 1999 and 134,000 at
    September 30, 1998 . . . . . . . . . . . . . . . .          -          1,340
  Common Stock, $.01 par value, 50,000,000
    shares authorized, issued, and outstanding -
    10,498,132 at June 30, 1999 and 4,054,154 at
    September 30, 1998 . . . . . . . . . . . . . . . .    104,981         40,542
  Additional Paid in Capital . . . . . . . . . . . . .    737,770        541,417
  Accumulated Deficit. . . . . . . . . . . . . . . . .   (572,500)      (500,964)
                                                          -------        -------
        Net Stockholders' Equity . . . . . . . . . . .    270,251         82,335
                                                          -------        -------
        Total Liabilities and Stockholders' Equity . .  $ 451,361        172,297
                                                          =======        =======

The accompanying notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                             Statements of Operations
                                   (Unaudited)



                                        Nine Months Ended             Three Months Ended
                                              June 30,                       June 30,
                                        -------------------            -------------------
                                       1999            1998            1999         1998
                                      -------         -------        -----------  ----------
Revenues:
  Oil and gas sales             $    43,201           65,871          16,336         20,587
  Management fees                     2,967              900           2,967           -
                                     ------           ------          ------         ------
      Total revenue                  46,168           66,771          19,303         20,587

Operating costs and expenses:
  Lease operating and
    production taxes                 14,873           18,256           5,732          5,629
  Lease rentals and
    abandonments                      2,377            1,785             392            230
  Dry Holes                           4,427              -             4,427            -
  Depreciation and depletion         13,310           19,014           4,661          6,807
  Unusual expenses                    9,900              -               -              -
  General and administrative .       76,323           77,905          27,716         17,483
                                     ------           ------          ------         ------
    Total operating costs and
    expenses                        121,210          116,960          42,928         30,149
                                    -------          -------          ------         ------
    Operating loss                 ( 75,042)        ( 50,189)       ( 23,625)      (  9,562)


Other income (expense):
  Gain on sale of assets              5,250              632           5,000       (     37)
  Interest income                     1,203              -               770            -
  Interest expense                 (  2,947)        (  2,849)       (  1,003)      (    993)
                                     ------           ------          ------         ------
   Total other income(expense)        3,506         (  2,217)          4,767       (  1,030)
                                     ------           ------          ------         ------

Net loss                        $  ( 71,536)         (52,406)       ( 18,858)      ( 10,592)
                                     ======           ======          ======         ======

Weighted average number of
common shares outstanding -
basic and diluted                 7,547,592        4,054,154      10,498,132      4,054,154
                                  =========        =========      =========       =========

Net loss per common share  -
basic and diluted. . . . . . .  $  (    .01)        (    .01)       (    *  )      (    *  )
                                      ======           ======          ======         ======
*   Less than $(.01) per
share

The accompanying notes are an integral part of these financial statements.

                                          CLX ENERGY, INC.
                                  Statement of Stockholders' Equity
                                   Nine Months Ended June 30, 1999
                                             (Unaudited)


                                                                              Additional
                                 Preferred Stock         Common Stock          Paid-in    Accumulated
                                 Shares    Amount     Shares      Amount       Capital     Deficit
                                 ------    ------     ------      ------       -------     --------
Balances, September 30, 1998    134,000  $  1,340    4,054,154    $  40,542    541,417    (500,964)


Common stock issued for
preferred stock                (134,000)  ( 1,340)     670,005        6,700   (  5,360)        -

Common stock issued for
cash, net of expenses               -         -      5,773,973       57,739    201,713         -

Net Loss                            -         -            -            -          -      ( 71,536)
                                ------      ------  ----------      -------    -------     --------
Balances, June 30, 1999             -    $    -     10,498,132  $   104,981    737,770     572,500
                                ======      ======  ==========      =======    =======     ========


The accompanying notes are an integral part of these financial statements.

                                        CLX ENERGY, INC.
                                     Statements of Cash Flows
                            Nine months ended June 30, 1999 and 1998
                                           (Unaudited)


                                                                   Nine Months Ended
                                                                        June 30,
                                                                   -----------------
                                                                  1999           1998
                                                                  ----           ----
Cash flows from operating activities:
 Net income (loss)                                         $ (    71,536)  (    52,406)
 Adjustments to reconcile net loss to net cash used in
  in operating activities:
    Depreciation and depletion                                    13,310        19,014
    Abandoned properties                                           1,171           -
    Gain on sale of assets                                   (     5,250)  (       632)
    (Increase) decrease in accounts receivable               (     3,084)       62,155
    Increase in prepaid expense                              (     1,138)          -
    Increase (decrease) in accounts payable                       64,656   (    32,794)
    Increase in due joint interest owners                         26,492           -
                                                                  ------        ------
      Net cash provided by (used in) operating activities         24,621   (     4,663)

Cash flows from investing activities:
 Proceeds from sale of property and equipment                      5,250         7,130
 Purchase of property and equipment                          (    48,814)  (     4,752)
                                                                  ------        ------
      Net cash provided by (used in) investing activities    (    43,564)        2,378

Cash flows from financing activities:
 Proceeds from issuance of common stock, net                     259,452           -
                                                                 -------        ------
      Net cash provided by (used in) financing activities        259,452           -
                                                                 -------        ------
      Net increase (decrease) in cash                            240,509   (     2,285)

Cash, beginning of period                                         30,024        34,763
                                                                 -------        ------
Cash, end of period                                        $     270,533        32,478
                                                                 =======        ======

Supplemental disclosures of cash flow information -
cash paid during period for interest.                      $         -             -
                                                                 =======        ======

The accompanying notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)
                                  JUNE 30, 1999

Note A - Basis of Presentation

The balance sheet as of June 30, 1999, the statements of operations for the nine months and three months ended June 30, 1999 and 1998, the statement of stockholders' equity for the nine months ended June 30, 1999 and the statement of cash flows for the nine months ended June 30, 1999 and 1998 have been prepared by the company without an audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 1998 financial statements of CLX ENERGY, INC., the notes thereto and the independent Auditors' Report thereon.

Note B - Net income (loss) per common share

Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the period as illustrated below:


                                    Nine months ended                  Three months ended
                                        June 30,                            June 30,
                                   1999             1998              1999         1998
                                   ----             ----              ----         ----
Net Loss. . . . . . . . . . . . .  $ (  71,536)     (  52,406)        (  18,858)   (  10,592)
Preferred stock
dividends                            (   2,747)     (   6,030)              -      (   2,010)
                                   ------------   ------------         ---------   ----------
Net loss, basic
and diluted,
applicable to
common stockholders                $ (  74,283)     (  58,436)        (  18,858)   (  12,602)
                                     ==========     ==========       ===========   ==========
Weighted average
number of shares
outstanding - basic
and diluted                          7,547,592      4,054,154        10,498,132    4,054,154
                                     =========      =========        ==========    =========

Net loss per share,
basic and diluted, applicable to
common shareholders                $ (     .01)     (     .01)        (     *  )   (     *  )
                                     ==========     ==========       ===========   ==========
 *  Less than $(.01)
    per share.

Options to purchase 50,000 shares of common stock were outstanding at June 30, 1999 (475,000 at June 30, 1998) but were not included in the computation of diluted net loss per share because the result would be antidilutive.

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

Simultaneous with the completion of the private offering, the Officers and Directors of the Company agreed to cancel their outstanding stock options previously granted to them. As a result, options on 425,000 shares of common stock were canceled and the Company currently has options for 50,000 shares of common stock outstanding that were issued in 1994 in connection with the acquisition of an oil and gas property. The Company did not cancel the previously adopted stock options plan.

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

Note E - Contingency

The Company has been advised by the Panhandle Eastern Pipe Line Company that on September 10, 1997, the Federal Energy Regulatory Commission (FERC) issued an order that requires first sellers of gas to make refunds for all Kansas Ad Valorem tax reimbursements collected for the period from October 3, 1983 through June 28, 1988, with interest.

This claim resulted from a FERC order issued September 10, 1997 which stated that ad valorem tax levied by the State of Kansas could not be considered as an add-on to the Maximum Lawful Price (MLP) of gas sold under the NGPA of 1978 for the period from October 3, 1983 through June 28, 1988. This order reversed the FERC rules in effect during the time periods that ad valorem taxes paid to the State of Kansas by producers could be recovered from the pipeline company by the producers over and above the MLP of gas sold under the guidelines set forth in the NGPA of 1978.

The predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. Panhandle Eastern Pipe Line Company has advised the Company that Calvin Exploration, Inc., as first seller, was paid $57,732 in Kansas ad valorem taxes. The Company was also advised that as successor in interest to the first seller, the amount of the refund that must be repaid with interest approximated $196,000 on the original due date of March 9, 1998.

On February 6, 1998 the Company Filed a request for Staff review with the FERC relative to their order. The Company asked that the Company be responsible only for reimbursement of ad valorem taxes attributable to its working interest in the properties subject to the FERC order, that the Company not be required to reimburse taxes on behalf of royalty owners since taxes are not recoverable from the royalty owners, and that the Company be allowed to service it's membership obligation over a five year period due to the financial hardship which would result from one lump sum payment.

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

A total of $48,300 has been booked as a current liability as of June 30, 1999 ($45,400 at September 30, 1998) covering the Company's working interest share of the total reimbursable claim. If the FERC rules that the Company is responsible for reimbursement for its proportionate share of tax refunds received by royalty owners, this amount would be increased by approximately $5,400.

Note F - Subsequent Events

In August 1999, the Company purchased oil and gas producing properties for approximately $1,935,000. The Company obtained bank financing for the acquisition. The bank loan is secured by the oil and gas properties and the personal guaranty of $500,000 by the major shareholder of the Company.

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

Cash flows from oil and gas sales have decreased as a result of depressed oil and gas prices and declining production. This has resulted in net cash flow from oil and gas sales failing to cover fixed costs. The Company currently has working capital of approximately $101,000.

Internally, the Company does not expect to be adversely affected by the year 2000 (Y2K) problem. The Company's use of computers is minimal and any work performed by computer programs can be done manually. The Company does not know the extent to which purchasers of its oil and gas production will be affected by the Y2K problem.

The Company has participated in the drilling of three wells during the three months ended June 30, 1999. Two of the wells appear to be capable of commercial production and one well is a dry hole.

In August 1999, the Company purchased oil and gas producing properties for approximately $1,935,000. The Company obtained bank financing for the acquisition. A portion of the bank financing ($500,000) was guaranteed by the major shareholder of the Company.

The Company is also attempting to purchase additional oil and gas producing properties.

Analysis of Results of Operations:

Oil and gas sales decreased for the nine months and the three months ended June 30, 1999 as a result of lower oil and gas prices and declining production.

For the nine months and the three months ended June 30, 1999 the Company received $2,967 in management fees for the drilling of a well that it is acting as operator.

Lease operating expenses and production taxes decreased for the nine months ended June 30, 1999 due to lower production taxes as a result of the decrease in sales, and a general decrease in operating costs caused by mild weather conditions. Depreciation and depletion decreased as a result of declining oil and gas production. The Company incurred dry hole costs of $4,427 in the periods ending in 1999. There were no similar costs in the periods ending in 1998. General and administrative expenses increased for the three months ended June 30,1999 as compared to the prior period primarily due to an increase in salary expense and a general increase in activity.

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

Item 3.     Defaults Upon Senior Securities.
          None

Item 4.     Submission of Matters to a Vote of Security Holders.
          None

Item 5.     Other Information.
          None

Item 6.     Exhibits and Reports on Form 8-K.
          (a)  Exhibits
               Exhibit 27.  Financial Data Schedule

          (b)  Reports on From 8-K
               None

                                   SIGNATURES

Pursuant to the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf buy the undersigned thereunto duly authorized.

                              CLX ENERGY, INC.
                              (REGISTRANT)

Date:  August 13, 1999               By:  /s/ E. J. Henderson
                                     ------------------------
                              By:  E. J. Henderson
                              President and Chief Financial Officer