Form 10-K
period 1999-09-30
CLX ENERGY INC
filed 2000-01-13
CIK 317438

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----
EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 1999

______  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from           to

Commission File No. 0-9392

                                CLX ENERGY, INC.
             (Exact name of registrant as specified in its charter)

          COLORADO                                        84-0749623
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

      518 17th Street, Suite 745
           Denver, Colorado                                 80202
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (303) 825-7080

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

          Securities Registered Pursuant to Section 12 (g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K   X
          -----

     As of the close of trading on January 7, 2000 there were 10,548,132 common shares outstanding, 5,077,749 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on January 7, 2000, was approximately $1,663,000.

                       Documents Incorporated By Reference
                                      None

CLX ENERGY, INC.

FORM 10-K

TABLE OF CONTENTS

SEPTEMBER 30, 1999

_________________________________________________________________________

PART I                                                           Page
                                                                 ----

Item 1.     Business                                              2

Item 2.     Properties                                            6

Item 3.     Legal Proceedings                                     9

Item 4.     Submission of Matters to a vote of Security Holders  10

PART II

Item 5.     Market for Registrant's Common Stock and Related
              Stockholder Matters                                10

Item 6.     Selected Financial Data                              11

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                  12

Item 7A.    Quantitative and Qualitative Disclosures About
            Market Risk                                          16

Item 8.     Financial Statements and Supplementary Data          16

Item 9.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                  35

PART III

Item 10.    Director's and Executive Officers of the Registrant  35

Item 11.    Executive Compensation                               38

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management                                           39

Item 13.    Certain Relationships and Related Transactions       40

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports
            on Form 8-K                                          41

                                     PART I

                                     ITEM 1.

                                    BUSINESS

GENERAL DEVELOPMENT OF BUSINESS
-------------------------------

     CLX Energy, Inc., the registrant (the "Company") is an independent oil and gas company which was incorporated in the State of Colorado on December 12, 1977. The Company engages in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities are concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS
---------------------------------------------

     The Company has engaged in only one industry segment and line of business, namely the acquisition, exploration, development and operation of oil and gas properties for its own account. See the Company's Financial Statements included herein.

FORWARD-LOOKING STATEMENTS
--------------------------

     Certain statements contained in this document, including without limitation statements containing the words "believes," "anticipates," "intends," "expects," and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

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

     As of September 30, 1999 the Company's significant oil and gas operations were located in the following areas.

               STATE               COUNTY
               -----               ------

               Colorado            Rio Blanco and Moffat
               Kansas              Meade and Comanche
               Oklahoma            Alfalfa and Beaver
               Wyoming             Campbell and Crook

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

SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

     The existence of commercial oil and gas reserves is essential to the ultimate realization of value from the Company's properties and thus may be considered a raw material essential to the Company's business. However, the acquisition, exploration, development, production, and sale of oil and gas is subject to many factors which are outside the Company's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other equipment and supplies, proximity to pipelines, the supply and price of other fuels. The Company acquires oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For information relating to specific properties of the Company see
Item 2 below. The Company currently is not experiencing any difficulty in acquiring necessary supplies, including drilling rigs.

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

 MAJOR CUSTOMERS
----------------

     The Company's business does not depend upon a single customer or a very few customers. Oil and gas purchasers have been readily available in this Company's market areas (See Note 10 to Financial Statements).

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

ENVIRONMENT PROTECTION
----------------------

     The Company is subject to various federal, state, and local provisions regarding environmental matters, the existence of which has not hindered nor adversely affected the Company's business. Although the Company does not believe its business operations presently impair environmental quality, compliance with federal, state and local regulations which have been enacted or adopted regulating the discharge of materials into the environment could have an adverse effect upon the capital expenditures, earnings and competitive position of the Company. Since inception, the Company has not made any material capital expenditures for environmental control facilities and is not aware of any such expenditures that will be required in the current or following fiscal years.

EMPLOYEES
---------

     As of September 30, 1999, the Company employed one person, the President and Chief Executive Officer, on a full-time basis.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
----------------------------------------------------------------------------

     The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries.

                                     ITEM 2.

                                   PROPERTIES


OFFICE FACILITIES
-----------------

     The Company's offices are located at 518 17th Street, Suite 745, Denver, Colorado 80202, in space which the Company leases from an unaffiliated entity. The Company currently occupies approximately 1,138 square feet for which it pays a monthly rental of $1,138. The lease agreement on this space is for three years terminating December 31, 2001. Monthly rental for calendar year 2000 will be $1,233 and for calendar year 2001 will be $1,328.

OIL AND GAS PROPERTIES
----------------------

     The Company is in only one line of business, that of acquiring, developing and producing oil and gas properties. The Company's estimated discounted future net revenue attributable to proved producing reserves of $1,069,500 is attributed 99.4% to natural gas reserves and 0.6% to oil reserves.

     The Company holds interests in producing and non-producing leaseholds as set forth below.

               Producing Properties               Non-Prod. Properties
               --------------------               --------------------
               Gross          Net                 Gross          Net
               Acres          Acres               Acres          Acres
               -----          -----               -----          -----

State
-----

Colorado       5,356         1,071               22,405          4,005
Kansas         2,090           464                  480            102
Oklahoma       1,120           212                  -              -
Wyoming          716            58                5,471          1,407
               -----         -----               ------          -----

               9,282         1,805               28,356          5,514


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


                                               September 30
                                  ------------------------------------
                                     1999         1998         1997
                                     ----         ----         ----


     Barrels of oil
     --------------
       Proved                       11,100       23,100       30,500
       Proved developed             10,800        8,900       16,300

     MCF of gas
     ----------
       Proved                    1,036,600      214,400      242,600
       Proved developed            897,400      214,400      242,600


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


                                             September 30
                                  ------------------------------------
                                     1999         1998         1997
                                     ----         ----         ----


       Proved                   $1,298,800      310,200      417,200
       Proved developed         $1,069,500      242,500      288,600

     The above reserves are located entirely within the United States.

OIL AND GAS RESERVE ESTIMATES FILED
-----------------------------------

     Since September 30, 1999 the Company has filed no estimates of total proved net oil or gas reserves with or included such information in reports to any federal authority or agency other than the Securities and Exchange Commission.

NET OIL AND GAS PRODUCTION
--------------------------

     The following table shows, for the periods indicated, the approximate production attributable to the Company's oil and gas interests.


                                  YEAR ENDED SEPTEMBER 30
                         -------------------------------------------
                           1999             1998              1997
                           ----             ----              ----


     Crude Oil (Bbls)       1,900           2,200           1,800
     Natural Gas (MCF)     53,300          25,600          31,400


     The following table shows, for the periods indicated, the approximate average sales price per barrel of oil and MCF of gas and approximate average productive cost of oil and gas produced on a relative unit basis.


                                  YEAR ENDED SEPTEMBER 30
                           ----------------------------------------
                             1999           1998             1997
                             ----           ----             ----


   Average Sales Price
     Per Barrel of Oil    $ 10.85           9.42            16.84
     Per MCF of Gas       $  2.25           2.36             2.55

   Average Lifting Cost
     Per Equivalent MCF   $   .42            .23             0.36
     Per Equivalent BBL   $  3.07           3.61             6.28

TOTAL GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES
--------------------------------------------------------

     The following table sets forth the Company's total gross and net productive wells as of September 30, 1999, which are located on 3,756 gross (564 net) acres:

               Gross Wells               Net Wells
               -----------               ---------
               Oil     Gas               Oil   Gas
               ---     ---               ---   ---

                2       18               .15  2.18


NET PRODUCTIVE AND DRY EXPLORATORY AND DEVELOPMENT WELLS
--------------------------------------------------------

     The following table sets forth the number of net productive and dry exploratory and development wells drilled by the Company during fiscal 1999, 1998 and 1997.

          Exploratory Wells        Development Wells
          -----------------        -----------------
         Net Prod.   Net Dry      Net Prod.   Net Dry
         ---------   -------      ---------   -------
                             1999
                             ----
           0.05        .028         .4250       0
                             1998
                             ----
             0         .00           0          0
                             1997
                             ----
             0         .21           0          0

PRESENT ACTIVITIES
------------------

     As of December 31, 1999, the Company was involved in the drilling of one well in Kansas. The Company has a five percent working interest with drilling costs estimated at $6,500.

FUTURE OIL AND GAS DELIVERY CONTRACTS
-------------------------------------

     The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements.


                                     ITEM 3.

                                LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings, nor have any such proceedings been threatened and none are contemplated, except for the demand for reimbursement of certain taxes as described in Note 9. The Company knows of no legal proceedings, pending or threatened, or judgments against any Director or Officer of the Company in their capacity as such, nor are any such persons involved in "Certain Legal Proceedings" as defined in Section 401(f) of Regulation SK.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year.

                                     PART II

                                     ITEM 5.
   MARKET PRICE OF THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and listed on the Bulletin Board under the symbol "CLXE". Prior to February 20, 1998, no quotation on the Company's stock was readily available since the Company's stock was not quoted on either the NASDAQ Small Capitalization level or the Bulletin Board. Information regarding closing bid prices has been obtained from the National Quotation Bureau. The following quotations, where quotes were available, reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     FISCAL 1998
     -----------
                                   HIGH                    LOW
                                   ----                    ---
Quarter Ended
  March 31, 1998                    .15                    .125
  June 30, 1998                     .18                     .15
  September 30, 1998                .18                     .15

     FISCAL 1999
     -----------
                                   HIGH                    LOW
                                   ----                    ---
Quarter Ended
  December 31, 1998                 .20                    .125
  March 31, 1999                    .20                     .15
  June 30, 1999                     .20                     .10
  September 30, 1999                .25                     .15

     The Company has paid no dividends on its common stock and does not expect to pay dividends in the foreseeable future.

     The following table sets forth the approximate number of security holders of record of the Company's $0.01 par value common stock and $0.01 par value preferred stock as of September 30, 1999.

     TITLE OF CLASS   SHARES OUTSTANDING   NUMBER OF SHAREHOLDERS
     --------------   ------------------   ----------------------

     $0.01 Par Value      10,548,132               1,129
      Common Stock

     The Series A Preferred Stock was converted into common stock on January 11, 1999. See note (5) of the Notes to Financial Statements for details of the conversion.

     On February 2, 1999, the Company executed a Stock Purchase Agreement pursuant to which the Company issued an aggregate of 5,773,973 shares of its common stock to ten persons. The Company received a total of $275,000 cash for the issuance of those shares of common stock and the acquirors of those shares agreed to loan the Company, or guaranty debt of the Company for, up to $300,000 for oil and gas acquisitions during the period commencing on February 2, 1999 and ending on February 2, 2002. The Company issued its common stock in that transaction pursuant to an exemption from registration under
Section 4(2) of the Securities Act.

     Simultaneous with the completion of the foregoing private placement, the outstanding preferred stock of the Company, including the accrued but unpaid interest, was exchanged for common stock of the Company at an exchange rate of five shares of common stock for each share of preferred stock including accrued but unpaid interest. A total of 670,005 shares of common stock were issued by the Company in that exchange pursuant to an exemption from registration under
Section 3(a)(9) of the Securities Act.

                                     ITEM 6.

                             SELECTED FINANCIAL DATA
                             -----------------------

                                               YEAR ENDED
                                              SEPTEMBER 30
                                ---------------------------------------
                            1999       1998       1997       1996      1995
                            ----       ----       ----       ----      ----
Oil and gas sales        $167,779     82,019    111,309    108,845    95,648
Total revenues            182,927     83,551    143,092    172,507   120,782
Costs and expenses        247,413    142,987    259,589    184,126   241,676
                          -------    -------    -------    -------   -------

Net loss                 $ 64,486   ( 59,436)  (116,497)  ( 11,619) (120,894)
                          =======    =======    =======    =======   =======

Net loss per
 common share - basic
 and diluted             $(   .01)  (    .02)  (    .03)  (    .01) (    .04)
                           ======    =======    =======    =======   =======

Weighted average
 number of common
 shares outstanding -
 basic and diluted      8,296,085  4,054,154  3,905,752  3,220,821 3,220,821
                        =========  =========  =========  ========= =========

At year end:
 Current assets        $2,280,980     37,417    106,244     30,040    16,951
 Current liabilities    2,286,660     89,962    124,748     75,522    90,400
 Working capital
  (deficit)            (    5,680)  ( 52,545)  ( 18,504)  ( 45,482) ( 73,449)
 Total assets           2,905,000    172,297    266,519    208,789   239,420
 Long-term debt           335,039        -          -          -       4,134
 Stockholders equity      283,301     82,335    141,771    133,267   144,886

Cash dividends per
 common share          $      -          -          -          -         -
                        =========    =======    =======    =======   =======

                                     ITEM 7.

           MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS
--------------------------------------------

     In fiscal 1999 the Company completed a private placement of 5,773,793 shares of its common stock for $275,000.

     In fiscal 1999 the Company purchased interests in six producing gas wells and participated in the drilling of 4 wells, three of which were productive. Based on current prices for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the next fiscal year.

     The Company currently has a small negative current ratio with current liabilities exceeding current assets by approximately $6,000. The Company believes it has adequate cash flow, based on current oil and gas prices to service the bank debt for the next fiscal year.

     The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis.

RESULTS OF OPERATIONS
---------------------
YEAR ENDED SEPTEMBER 30, 1999 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1998:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 1999 was $167,779 compared to $82,019 for the year ended September 30, 1998. This increase is primarily attributable to purchased oil and gas properties and new discoveries. The increase in gas sales volumes was also primarily the result of purchased properties and new discoveries. Management fees increased since the Company is now acting as operator on several wells.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                   YEAR ENDED SEPTEMBER 30
                                   -----------------------
     Quantities Sold                1999             1998
     ---------------                ----             ----

       Oil (Bbls.)                  1,900            2,200
       Gas (MCF)                   53,300           25,600

     Average Unit Price
     ------------------

       Oil (Bbls.)                 $10.85             9.42
       Gas (MCF)                   $ 2.25             2.36


Operating Costs and Expenses
----------------------------

     Lease operating expense, was $36,006 for the year ended September 30, 1999 compared to $15,505 for the year ended September 30, 1998. This increase is attributable primarily to expenses associated with purchased oil and gas properties and new discoveries. The increase in production taxes was attributable to the increase in oil and gas sales.

     Depreciation and depletion increased as a result of increased production and higher cost basis of purchased properties.

     The unusual expenses for the year ended September 30, 1999 includes $9,900 for the Company's share of a settlement with the Wind River Tax Commission concerning royalty calculations for gas sold from a gas field from 1988 to 1995. All working interest owners approved settling the dispute to avoid the cost of litigation. The Company sold its interest in the gas property in 1995. Unusual expenses also includes $5,178 of expenses associated with the ad valorem tax reimbursement described in Note 11.

     General and administrative expense for the year ended September 30, 1999 was $118,151 compared to $88,690 for the year ended September 30, 1998. The increase was the result of increases in salary expense, contract wages and a general increase in costs associated with increased activities.

RESULTS OF OPERATIONS
---------------------
YEAR ENDED SEPTEMBER 30, 1998 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1997:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 1998 was $82,019 compared to $111,309 for the year ended September 30, 1997. This decrease is primarily attributable to decreases in average unit prices for oil and gas. The decrease in gas sales volumes was primarily the result of normal declines. Management fees decreased due to the termination of the drilling program that the Company managed.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                   YEAR ENDED SEPTEMBER 30
                                   -----------------------
     Quantities Sold                1998             1997
     ---------------                ----             ----

       Oil (Bbls.)                  2,200            1,800
       Gas (MCF)                   25,600           31,400

     Average Unit Price
     ------------------

       Oil (Bbls.)                 $ 9.42            16.84
       Gas (MCF)                   $ 2.36             2.55


Operating Costs and Expenses
----------------------------

     Lease operating expense, was $15,505 for the year ended September 30, 1998 compared to $21,804 for the year ended September 30, 1997, a decrease of 29%. This decrease is attributable primarily to normal fluctuations in operating costs caused by mild weather conditions.

     Depreciation and depletion declined as a result of declining production on higher cost basis producing properties.

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

RESULTS OF OPERATIONS
---------------------
YEAR ENDED SEPTEMBER 30, 1997 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1996:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 1997 was $111,309 compared to $108,845 for the year ended September 30, 1996. This increase is attributable to increases in average unit prices for oil and gas offset by a decrease in revenue due to quantities sold in 1997 compared to 1996. The decrease in sales volumes was primarily the result of normal declines. Management fees increased due to an increase in activity in a drilling program that the Company manages.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                   YEAR ENDED SEPTEMBER 30
                                   -----------------------
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

                                    ITEM 7A.

            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            ---------------------------------------------------------


     Pursuant to Item 305(e) of Regulation S-K, the Company is not required to disclose the information required by this Item 7A because the Company is a small business issuer as defined in Rule 12b-2 of the Securities Exchange Act of 1934.


                                     ITEM 8.

                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
                   -------------------------------------------

                                CLX ENERGY, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page

Independent Auditor's Report                                          17
Balance Sheets - September 30, 1999 and 1998                          18
Statements of Operations - years ended
  September 30, 1999, 1998 and 1997                                   19
Statements of Stockholders' Equity -
  years ended September 30, 1999, 1998 and 1997                       20
Statements of Cash Flows - years ended
  September 30, 1999, 1998 and 1997                                   21
Notes to financial statements - years
  ended September 30, 1999, 1998 and 1997                             23
Schedule V. Property and equipment - years
  ended September 30, 1999, 1998 and 1997                             33
Schedule VI. Accumulated depreciation and
  depletion of property and equipment -
  years ended September 30, 1999, 1998 and 1997                       34


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


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
CLX Energy, Inc.
Denver, CO


We have audited the accompanying balance sheets of CLX Energy, Inc. as of September 30, 1999 and 1998 and the related statements of operations, stockholders' equity and cash flows for the years ended September 30, 1999, 1998 and 1997. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLX Energy, Inc. as of September 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended September 30, 1999, 1998 and 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules V and VI, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado

January 12, 2000

                                CLX ENERGY, INC.
                                 Balance Sheets
                           September 30, 1999 and 1998

              Assets                                   1999         1998
              ------                                   ----         ----
Current assets:
   Cash                                           $  318,330       30,024
   Accounts receivable:
     Trade                                           152,641          294
     Oil and gas sales                               223,231        7,099
   Net assets held for sale                        1,585,640          -
   Prepaid expenses                                    1,138          -
                                                   ---------      -------
          Total current assets                     2,280,980       37,417
                                                   ---------      -------
Property and equipment, at cost :
   Oil and gas properties (successful
     effort method):
       Proved                                        788,131      327,213
       Unproved                                       60,302       18,314
   Office equipment                                    6,621        3,618
                                                   ---------      -------
                                                     855,054      349,145
       Less accumulated depreciation
         and depletion                            (  256,034)    (214,265)
                                                   ---------      -------
   Property & equipment, net,                        599,020      134,880
Other assets - oil and gas bond deposit               25,000          -
                                                   ---------      -------
                                                  $2,905,000      172,297
                                                   =========      =======
     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                        $  267,122       81,607
     Oil and gas sales                               284,616          -
   Prepaid drilling costs                             90,050          -
   Current portion of long-term debt               1,631,628          -
   Accrued liabilities and other                      13,244        8,355
                                                   ---------      -------
          Total current liabilities                2,286,660       89,962
                                                   ---------      -------
Long-term debt, less current portion                 335,039          -
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible: - no
     shares outstanding (134,000 in 1998)                -          1,340
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     10,548,132 shares issued and
     outstanding (4,054,154 in 1998)                 105,481       40,542
   Additional paid-in capital                        743,270      541,417
   Accumulated deficit                            (  565,450)    (500,964)
                                                   ---------      -------
          Net stockholders' equity                   283,301       82,335
                                                   ---------      -------
                                                  $2,905,000      172,297
                                                   =========      =======

The accompanying notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                            Statements of Operations
                  Years Ended September 30, 1999, 1998 and 1997

                                            1999          1998          1997
                                            ----          ----          ----

Revenues:
   Oil and gas sales                    $ 167,779        82,019       111,309
   Management fees                          7,267           900        26,783
                                          -------       -------       -------
      Total revenue                       175,046        82,919       138,092
                                          -------       -------       -------
Operating expenses:
   Lease operating                         36,006        15,505        21,804
   Production taxes                        15,182         9,696         9,748
   Lease rentals                            2,789         1,358         2,324
   Dry holes and abandoned leases           5,599           428        14,580
   Depreciation and depletion              41,769        21,130        31,096
   Unusual expenses                        15,078           -          45,000
   Impairment of oil and gas properties     3,088         2,519           -
   General and administrative             118,151        88,690       133,836
                                          -------       -------       -------
     Total operating expenses             237,662       139,326       258,388
                                          -------       -------       -------
     Operating loss                      ( 62,616)     ( 56,407)     (120,296)
                                          -------       -------       -------
Other income (expenses):
   Gain on sale of assets                   6,452           632         5,000
   Interest income                          1,429           -             -
   Interest expense                      (  9,751)     (  3,661)     (  1,201)
                                          -------       -------       -------
     Total other income (expenses)       (  1,870)     (  3,029)        3,799
                                          -------       -------       -------

          Net loss                      $( 64,486)     ( 59,436)     (116,497)
                                          =======       =======       =======
Weighted average number of common
  shares outstanding - basic and
  diluted                               8,296,085     4,054,154     3,905,752
                                        =========     =========     =========

Net loss per common share - basic
  and diluted                           $(    .01)     (    .02)     (    .03)
                                          =======       =======       =======


The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                       Statements of Stockholders' Equity
                  Years Ended September 30, 1999, 1998 and 1997


                      Preferred Stock      Common Stock   Additional
                      ---------------     --------------    Paid-in  Accumulated
                       Shares  Amount     Shares  Amount    Capital    Deficit
                       ------  ------     ------  ------  ---------- -----------

Balances,
  September 30, 1996   134,000 $ 1,340  3,220,821  $ 32,208  424,750  (325,031)

Issuance of common
  stock                    -       -      833,333     8,334  116,667       -

Net loss                   -       -          -         -        -    (116,497)
                       -------   ----- ----------   -------  -------   -------

Balances,
  September 30, 1997   134,000   1,340  4,054,154    40,542  541,417  (441,528)

Net loss                   -       -          -         -        -    ( 59,436)
                       -------   ----- ----------   -------  -------   -------

Balances,
  September 30, 1998   134,000   1,340  4,054,154    40,542  541,417  (500,964)

Common stock issued
  for preferred stock (134,000) (1,340)   670,005     6,700 (  5,360)      -

Common stock issued
  for cash, net of
  expenses                 -       -    5,773,973    57,739  201,713       -

Common stock issued
  on exercise of
  stock options            -       -       50,000       500    5,500       -

Net loss                   -       -          -         -        -    ( 64,486)
                       -------   ----- ----------   -------  -------   -------

Balances,
  September 30, 1999       -   $   -   10,548,132  $105,481  743,270  (565,450)
                       =======   ===== ==========   =======  =======   =======



The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                            Statements of Cash Flows
                Years Ended September 30, 1999, 1998 and 1997

                                                1999       1998       1997
                                                ----       ----       ----
Cash flows from operating activities:
   Net loss                               $(   64,486)  ( 59,436)  (116,497)
   Adjustments to reconcile net loss
     to net cash used in operating
     activities:
       Depreciation and depletion              41,769     21,130     31,096
       Impairment of oil and gas
         properties                             3,088      2,519        -
       Abandoned properties                     1,171        -          -
       Gain on sale of assets              (    6,452)  (    632)  (  5,000)
       (Increase) decrease in
         accounts receivable               (  368,479)    64,088   ( 56,734)
       (Increase) decrease in
         deposits                          (    1,138)       -           49
       Increase (decrease) in
         accounts payable                     470,131   ( 34,786)   110,716
       Increase (decrease) in
         prepaid drilling costs                90,050        -          -
       Increase (decrease) in
         accrued expenses                       4,889        -     (    356)
                                            ---------    -------    -------
          Net cash provided by (used in)
            operating activities              170,543   (  7,117)  ( 36,726)
                                            ---------    -------    -------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment                              8,281      7,130      5,000
   Purchase of property and equipment      (  511,997)  (  4,752)  ( 12,622)
   Purchase of assets held for sale        (1,585,640)       -          -
   Additions to other assets               (   25,000)       -          -
                                            ---------    -------    -------
          Net cash provided by (used
            in) investing activities       (2,114,356)     2,378   (  7,622)
                                            ---------    -------    -------
Cash flows from financing activities:
   New short-term borrowings                  202,125        -          -
   Payments on short-term borrowings       (  202,125)       -     (  4,134)
   New long-term borrowings                 2,000,000        -          -
   Payments on long-term borrowings        (   33,333)       -     ( 57,000)
   Proceeds from issuance of common stock     265,452        -      125,000
                                            ---------    -------    -------
          Net cash provided by (used
            in) financing activities        2,232,119        -       63,866
                                            ---------    -------    -------

          Net increase (decrease) in cash     288,306   (  4,739)    19,518
Cash, beginning of year                        30,024     34,763     15,245
                                            ---------    -------    -------
Cash, end of year                          $  318,330     30,024     34,763
                                            =========    =======    =======

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest               $    5,315        -        1,557
                                            =========    =======    =======

                                   (CONTINUED)
                                       21

                                CLX ENERGY, INC.
                            Statements of Cash Flows
                Years Ended September 30, 1999, 1998 and 1997
                                  (Continued)


Supplemental disclosure of noncash investing and financing activities:


                                        1999          1998          1997
                                        ----          ----          ----

Conversion of Series A preferred
  stock to common stock                $1,340           -             -


The accompanying notes are an integral part of these financial statements.



                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                  Years Ended September 30, 1999, 1998 and 1997


(1) Summary of Significant Accounting Policies
    ------------------------------------------
     (a)  Nature of operations
          --------------------
          The Company is engaged in the oil and gas business which consists of acquiring, exploring, developing, selling and operating oil and gas properties. The Company's oil and gas activities are subject to existing Federal, state and local environmental laws, rules and regulations. All of the Company's activities are in the United States, primarily Colorado, Kansas, Oklahoma and Wyoming. The Company's oil and gas production is sold to several purchasers, some of which purchase more than 10 percent of oil and gas revenues.

     (b)  Use of estimates
          ----------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Oil and gas reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. Accordingly it is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

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

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


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

     (e)  Fair value of financial instruments
          -----------------------------------
          The Company's financial instruments consist of cash, accounts receivable, net assets held for sale, accounts payable, prepaid drilling costs, bank debt, and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, net assets held for sale, accounts payable, prepaid drilling costs, bank debt, and accrued liabilities are considered to be representative of their fair market value, due to the short maturities of such instruments.

     (f)  Net loss per common share
          -------------------------
          Net loss per common share is computed on the basis of the weighted average number of common shares outstanding during the year as illustrated below:

                                              1999          1998          1997
                                              ----          ----          ----

          Net loss                        $( 64,486)     ( 59,436)     (116,497
          Preferred stock dividends        (  2,747)     (  8,040)     (  8,040)
                                            -------       -------       -------

          Net loss, basic and diluted,
            applicable to common
            stockholders                  $( 67,233)     ( 67,476)     (124,537)
                                            =======       =======       =======

          Weighted average number of
            shares outstanding - basic
            and diluted                   8,296,085     4,054,154     3,905,752
                                          =========     =========     =========

          Net loss per share, basic and
            diluted, applicable to
            common shareholders           $(    .01)     (    .02)     (    .03)
                                            =======       =======       =======

          Stock options were not included in the computation of diluted net loss per share because the result would be antidilutive.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

     (g)  Comprehensive Income
          --------------------
          During the year ended September 30, 1999, the company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. During fiscal 1999, 1998 and 1997,the Company did not have any components of comprehensive income to report.

(2)  Oil and Gas Property Acquisition
     --------------------------------
          In a transaction effective April 1, 1999 the Company acquired interests in six producing oil and gas wells and an interest in undeveloped oil and gas leases for $1,935,250. The Company borrowed $2,000,000 from a bank to pay for the acquisition. The Company agreed to sell, at its cost, plus an expense reimbursement of 2.5%, 80% of the properties acquired in the acquisition to a limited partnership in which the Company will be the general partner. The Company will contribute 1% of capital contributions to the partnership in exchange for a 5% interest in the income and expenses of the partnership. The partnership was organized in early October, 1999 and paid for its share of the properties on October 12, 1999. A portion of the proceeds received were used to reduce bank debt by $1,548,000 on October 12, 1999. At September 30, 1999 costs associated with the portion of assets to be sold to the partnership were classified as a current asset under "net assets held for sale".

(3)  Risk Considerations
     -------------------
          The Company is subject to risks and uncertainties common to independent oil and gas companies, including limited financial resources, changing oil and gas prices, activities of larger competitors, and dependence on key personnel.

(4)  Notes Payable
     -------------
          During the year ended September 30, 1999 the Company borrowed
          $202,125 from its major shareholder for the deposit on an oil and gas property purchased by the Company as described in note 2. The loan was repaid with interest at 8.5% on August 11, 1999 when the Company obtained bank financing of $2,000,000. At September 30, 1999, the bank loan had a balance due of $1,966,667 and bears interest at 8.75%. In addition to the principal payment of $1,548,000 on October 12, 1999 (see Note 2), monthly principal payments of $6,969 plus interest are due on the loan. The loan is secured by the oil and gas properties of the Company and a portion of the loan is guaranteed by the major shareholder.

          The weighted average balance outstanding and the weighted average interest rate for 1999 and 1997 were as follows (none in 1998):
                                                      1999         1997
                                                      ----         ----
          Weighted average balance
            outstanding                            $297,231       11,428
          Weighted average interest rate              8.9%        10.5%

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


(5)  Stockholders' Equity
     --------------------
          On February 2, 1999, the Company completed a private placement of 5,773,793 shares of it's $.01 par value common stock for $275,000. The investors in the private placement also agreed to provide guarantees of bank loans of interim financing as necessary to a maximum of $300,000 for property acquisitions during the period from February 2, 1999 to February 2, 2002.

          Simultaneous with the completion of the private offering, the Officers and Directors of the Company agreed to cancel their outstanding stock options previously granted to them. As a result, options on 425,000 shares of common stock were canceled. The Company did not simultaneous cancel the previously adopted stock options plan. Also simultaneous with the completion of the private offering, the preferred shareholders converted their 134,000 shares of preferred stock into 670,005 shares of common stock.

(6)  Stock Options
     -------------
          During the 1994 fiscal year the Company adopted an employee incentive stock option plan which provides for the issuance to employees, including officers, of up to 10 percent of the issued and outstanding shares of common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. The Company issued options on 200,000 shares under this plan during the 1994 fiscal year. Options on 100,000 shares were canceled during the 1997 fiscal year and options on 100,000 shares outstanding at September 30, 1998 were canceled on February 2, 1999. Options on 500,000 shares were granted on April 26, 1999 and remain outstanding at September 30, 1999.

          During the 1994 fiscal year the Company adopted a director stock option plan which provides for the issuance to members of the board, who are not full time employees of the Company, options to purchase up to 125,000 shares of the Company's common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. The company issued options on 125,000 shares under this plan during the 1994 and 1997 fiscal years. All of the options were canceled on February 2, 1999.

          The Company granted non-qualified options to two officers of the Company for 400,000 common shares at $ .25 per share during a prior fiscal year. The options were exercisable for up to ten years after the date of grant. Options on 200,000 common shares were canceled during the 1997 fiscal year and options on 200,000 shares outstanding at September 30, 1998 were canceled on February 2, 1999.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


          In connection with the acquisition of an oil and gas property in September, 1994, the Company issued non-qualified options for 50,000 shares of common stock at $ .12. The options were exercised in August, 1999.

          A summary of certain stock options information follows:

                                    Outstanding options    Exercisable options
                                    -------------------    -------------------
                                               Weighted                Weighted
                                    Number of   average    Number of    average
                                     shares     price       shares       price
                                    ---------  -------     --------    --------
          September 30, 1997:
          -------------------
           Incentive stock options   225,000   $  .12      116,250    $  .12
           Non-qualified options     250,000     .224      250,000      .224

          September 30, 1998:
          -------------------
           Incentive stock options   225,000   $  .12      161,250    $  .12
           Non-qualified options     250,000     .224      250,000      .224

          September 30, 1999:
          -------------------
           Incentive stock options   500,000   $  .16          -      $   -

          No options were exercised during the 1998 or 1997 fiscal years. Options on 50,000 shares were exercised at $ .12 per share in the 1999 fiscal year.

          The Company has elected to account for grants of stock options under APB Opinion No. 25. No compensation cost has been recognized on the statements of operations through September 30, 1999 for stock options granted. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) requires compensation expense to be determined based on the fair value, as defined, of options at the grant date. Pro forma net earnings and pro forma earnings per share must be disclosed based on the additional compensation expense. No options were granted during the 1998 fiscal year. For the 1999 fiscal year, additional compensation expense under SFAS No. 123 would have increased the net loss from $64,486 to a pro forma net loss of $101,486. The additional compensation expense for 1999 did not change the net loss per share of $.01. The pro forma adjustment is calculated using an estimated fair market value of each option on the date of grant based upon an expected life of 7 years, risk-free interest rate of 6.3%, expected dividend yield of 0% and volatility of 30%.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


(7)  Unusual Expenses
     ----------------
          The amount reflected as unusual expenses for the 1999 fiscal year in the statements of operations includes $9,900 representing the Company's share of a settlement with the Wind River Tax Commission concerning royalty calculations for gas sold from a gas field from 1988 to 1995. All working interest owners approved settling the dispute to avoid the cost of litigation. The Company sold its interest in the gas property in 1995. Unusual expenses for fiscal 1999 also includes $5,178 of expenses associated with the ad valorem tax reimbursement described in Note 11. Unusual expenses for fiscal 1997 of $45,000 represented the estimated current liability at September 30, 1997 associated with the ad valorem tax reimbursement described in Note 11.

(8)  Income Taxes
     ------------
          For tax reporting purposes, after giving effect to ownership changes that occurred in the 1999 fiscal year, the Company has a net operating loss carryforward of approximately $470,000 at September 30, 1998, which expires in varying amounts from September 30, 2003 through 2017. Of the $470,000 carryforward, $390,000 is subject to an annual limitation of approximately $23,500. Differences between income tax and financial statement basis of assets consists of basis difference of oil and gas properties ($40,000) as a result of a purchase acquisition in the 1993 fiscal year and intangible drilling costs ($70,000) which are expensed for tax purposes.

          Benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.

          Components of deferred tax liabilities and deferred tax assets of the Company are comprised of the following at September 30, 1999:

               Gross deferred tax liabilities:
                    Proved properties
                      basis differences                         $( 37,000)
               Gross deferred tax assets:
                    Net operating loss carryforward               160,000
                    Valuation allowance for deferred
                      tax assets                                 (123,000)
                                                                  -------
               Net deferred amount                              $     -
                                                                  =======

          CLX Exploration, a predecessor Company, has not filed state income tax returns for the years ended September 30, 1983 through 1992. The Company has filed its federal and state income tax returns for the fiscal years ended September 30, 1993 through 1998.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


(9)  Lease
     -----
          The Company leases office space under a non-cancelable operating lease agreement. This lease requires monthly rent of $1,138. The lease also requires the Company to pay certain operating costs of the leased property. Rent expense for all operating leases totaled $12,962, $13,292 and $13,614 during 1999, 1998 and 1997, respectively. Minimum lease payments under the lease are $14,511 in fiscal 2000.

(10)  Major Customers
      ---------------
          During the years ended September 30, 1999, 1998 and 1997 the Company had the following major customers which acquired 10% or more of total oil and gas revenues:
                                        1999       1998       1997
                                        ----       ----       ----
               Cabot Oil & Gas           39%        - %        - %
               Credo Petroleum Corp      23%        58%        47%
               Kansas Gas Supply         18%        - %        - %
               Texaco - Equiva           - %        19%        18%
               Dolphin - Lariat          - %        10%        12%

(11)  Contingency and Unusual Expenses
      --------------------------------
          The Company has been advised by Panhandle Eastern Pipe Line Company that on September 10, 1997 the Federal Energy Regulatory Commission
          (FERC) issued an order that requires first sellers of gas to make refunds for all Kansas Ad Valorem tax reimbursements collected for the period from October 3, 1983 through June 28, 1988, with interest.

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

          A predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. Panhandle Eastern Pipe Line Company has advised the Company that Calvin Exploration Inc., as first seller, was paid $57,732 in Kansas Ad Valorem taxes. The Company was also advised that as successor in interest to the first seller, the amount of the refund that must be repaid with interest will approximate $196,000 on the due date of March 9, 1998.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


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

          The Company has booked approximately $55,000 as a current liability to cover the Company's estimated share of the reimbursement claim.

(12) Oil and Gas Expenditures
     ------------------------
          The Company's results of operations from oil and gas exploration and production activities (all within the United States) for fiscal 1999, 1998 and 1997 were as follows:
                                                1999        1998         1997
                                                ----        ----         ----
             Revenues from oil and gas
               producing activities          $167,779      82,019      111,309
             Producing costs                 ( 51,188)   ( 25,201)    ( 31,552)
             Depreciation, depletion and
               impairment provision          ( 44,181)   ( 23,394)    ( 30,715)
                                              -------     -------      -------
             Results of operations from
               oil and gas producing
               activities (excluding
               general and administrative
               and interest costs)           $ 72,410      33,424       49,042
                                              =======     =======      =======

          The following table sets forth the costs incurred in oil and gas producing activities during 1999, 1998 and 1997:

                                                1999       1998        1997
                                                ----       ----        ----
             Property acquisition costs:
               Unproved                      $ 44,988      1,171      12,622
               Proved                         369,963      3,581         -
             Exploration costs                 55,586        -        14,580
             Development costs                 38,457        -           -

                                CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


          Depreciation and depletion of oil and gas properties per $1.00 of gross revenue was $0.24, $0.25 and $0.28 in 1999, 1998 and 1997, respectively. The impairment provision of oil and gas properties was $.02 and $.03 per $1.00 of gross revenue in 1999 and 1998, respectively.

          The capitalized costs related to oil and gas properties were as follows at September 30, 1999, 1998 and 1997:


                                                    1999       1998       1997
                                                    ----       ----       ----
               Proved properties                 $788,131    327,213    329,732
               Unproved properties                 60,302     18,314     20,060
                                                  -------    -------    -------
                 Total capitalized costs          848,433    345,527    349,792
               Less accumulated depreciation
                 and depletion                   (251,839)  (210,746)  (189,871)
                                                  -------    -------    -------
                 Net capitalized costs           $596,594    134,781    159,921
                                                  =======    =======    =======

(13) Supplemental Schedules of Reserve Information (Unaudited)
     ---------------------------------------------------------
          The following reserve related information for 1999, 1998 and 1997 is based on estimates prepared by management of the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Company's oil and gas reserves are located in the United States.

                                                  Oil (Bbl)   Gas (MCF)
                                                  ---------   ---------
          Proved reserves at September 30, 1996      38,200     183,400
            Revisions in previous estimates        (  5,900)     90,600
            Production                             (  1,800) (   31,400)
                                                    -------   ---------
          Proved reserves at September 30, 1997      30,500     242,600
            Revisions in previous estimates        (  5,200) (    2,600)
            Production                             (  2,200) (   25,600)
                                                    -------   ---------
          Proved reserves at September 30, 1998      23,100     214,400
            Revisions in previous estimates        ( 10,700) (   31,000)
            Purchase of reserves                        -       612,400
            Discoveries                                 600     294,100
            Production                             (  1,900) (   53,300)
                                                    -------   ---------
          Proved reserves at September 30, 1999      11,100   1,036,600
                                                    =======   =========


          Proved developed reserves:
               September 30, 1997                    16,300     242,600
               September 30, 1998                     8,900     214,400
               September 30, 1999                    10,800     897,400

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


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

                                                         September 30
                                                 ----------------------------
                                                 1999       1998         1997
                                                 ----       ----         ----

          Future cash inflows               $2,675,400     759,600   1,081,200
          Future production costs              654,000     260,000     421,300
                                             ---------   ---------   ---------
          Future cash flows                  2,021,400     499,600     659,900
          10% annual discount for estimated
            timing of cash flows               722,600     189,400     242,700
                                             ---------   ---------   ---------
          Standardized measure of
            discounted cash flows           $1,298,800     310,200     417,200
                                             =========   =========   =========


          The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                         September 30
                                                 ---------------------------
                                                 1999       1998        1997
                                                 ----       ----        ----

          Standardized measure,
            beginning of year              $   310,200    417,200     448,900
          Sales of oil and gas,
            net of production costs         (  124,300)  ( 56,800)   ( 79,800)
          Purchase of reserves                 719,800        -           -
          Discoveries                          457,700        -           -
          Net changes in prices and
            future production costs             41,200   (  4,500)   ( 48,800)
          Revisions of previous
            quantity estimates              (  127,200)  ( 66,600)     70,600
          Accretion of discount                 21,400     20,900      26,300
                                             ---------    -------     -------
          Standardized measure,
            end of year                    $ 1,298,800    310,200     417,200
                                             =========    =======     =======

          Future net cash flows were computed using year-end prices for oil of $16.68 in 1999, $9.44 in 1998 and $17.49 in 1997 and for gas of $2.40
          in 1999, $2.31 in 1998 and $2.26 in 1997.

                                CLX ENERGY, INC.
                                ----------------

                       SCHEDULE V - PROPERTY AND EQUIPMENT
                       -----------------------------------


                         Balance at                    Changes
                         beginning  Additions  Retire-   add      Balance at
                         of period  at cost  ments  (deduct)  end of period
                         --------- -------- ------  --------  -------------

     Description
     -----------


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
                          =======      =======   =======  =======     =======


Year ended September 30, 1998
-----------------------------

  Oil and gas properties:
    Proved               $329,732        3,581       -   (  4,867)*
                                                            1,286 **
                                                         (  2,519)*** 327,213
    Unproved               20,060        1,171       -   (  1,631)*    18,314
                                                         (  1,286)**
  Office equipment          3,618          -         -        -         3,618
                          -------      -------   -------  -------     -------
                         $353,410        4,752       -   (  9,017)    349,145
                          =======      =======   =======  =======     =======


Year ended September 30, 1999
-----------------------------

  Oil and gas properties:
    Proved               $327,213      464,006       -   (  3,088)*** 788,131
    Unproved               18,314       44,988     1,171 (  1,829)*    60,302
  Office equipment          3,618        3,003       -      -           6,621
                          -------      -------   -------  -------     -------
                         $349,145      511,997     1,171 (  4,917)    855,054
                          =======      =======   =======  =======     =======


*   Sales of properties.
**  Transfer.
*** Impairment provision.

                                CLX ENERGY, INC.
                                ----------------

                     SCHEDULE VI - ACCUMULATED DEPRECIATION
                     --------------------------------------

                     AND DEPLETION OF PROPERTY AND EQUIPMENT
                     ---------------------------------------


                                      Additions
                         Balance at   charged to
                         beginning    costs and   Retire-     Balance at
                         of period    expenses    ments   end of period
                         ---------   ---------   ------   -------------

     Description
     -----------


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
                          =======     =======     =======      =======


Year ended September 30, 1999
-----------------------------

  Oil and gas properties:
    Proved               $210,746      41,093         -        251,839
    Unproved                  -           -           -            -
  Office equipment          3,519         676         -          4,195
                          -------     -------     -------      -------
                         $214,265      41,769         -        256,034
                          =======     =======     =======      =======

                                     ITEM 9.

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

     There have not been any disagreements between the Company and its auditors on accounting and financial disclosure.


                                    PART III

                                    ITEM 10.

               DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's Directors and Executive Officers is set forth below:

                                                                   PERIOD OF
         NAME & AGE                    POSITION                     SERVICE
         ----------                    --------                    --------

     James L. Burkhart           Chairman of the board,       February 2, 1999
          65                     Director                     to Present


     Robert E. Gee               Director                     February 2, 1999
          68                                                  to Present


     E. J. Henderson             President, CEO,              March 26, 1993
          65                     Treasurer & Director         to Present


     Ronald M. Sitton            Secretary and Director       February 2, 1999
          53                                                  to Present


     S. W. Houghton              Director                     March 26, 1993
          59                                                  to Present


     Donald B. Lamont            Director                     December 1, 1996
          80                                                  to Present


     George H.C. Lawrence        Director                     December 2, 1993
          62                                                  to Present


     Kerry L. Phelps             Director                     May 1, 1993 to
          56                                                  Present

James L. Burkhart
-----------------

Mr. Burkhart graduated from Texas A&M University in 1957 with a B.S. Degree in Petroleum Engineering and attended the graduate school of business of the University of Tulsa in 1968-1969 and Stanford University's advanced management program in 1974. He joined a predecessor to Amoco Production Company in 1957 and held various staff and engineering management positions with them until 1969. At that time, he joined Cotton Petroleum Corporation, Denver, Colorado, as Vice President, Production. He became a Director of Cotton in 1971, Executive Vice president in 1973 and was made President and Chief Operating Officer in 1976. He joined Santa Fe Industries as president of Santa Fe Natural Resources, Inc. and Chief Executive Officer of Santa Fe Energy Company in 1979. In mid-1980, Mr. Burkhart formed Burkhart Petroleum Corporation in Tulsa, Oklahoma, and was its Chairman, President and Chief Executive Officer until leaving at the end of 1986 to form BRG Petroleum, Inc. in June 1987. After the sale of BRG Petroleum, Inc. in June 1998, he co-founded BRG Petroleum Corporation. Cotton Petroleum Corporation, Burkhart Petroleum Corporation and BRG Petroleum, Inc. each operated investor funded joint ventures and limited partnerships. BRG Petroleum Corporation currently manages and operates an investor funded drilling program and income fund limited partnership.

Robert E. Gee
-------------

Mr. Gee graduated from Virginia Military institute in 1954 with a B.S. Degree in Civil Engineering and from Stanford University in 1961 with a MBA in Business Administration. He joined IBM Corporation in 1961 and held various marketing and financial position until 1969. After a marketing career with Microform Data Systems and Memorex, Mr. Gee entered the investment field on a full time basis in 1973 with Capital Analysis, Inc. In 1976, he was a co-founder of Capital Concepts Investment Corp. Subsequently, in January, 1982, after resigning from Capital Concepts, he co-founded Stanford Investment Group, Inc. and has been chairman of that organization since inception. Stanford Investment Group, Inc. is a broker/dealer and registered investment advisor.

E. J. Henderson
---------------

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

Ronald M. Sitton
----------------

Mr. Sitton is a graduate of McMurry University in Abilene, Texas. From 1976 through 1983, Mr. Sitton served as Vice President of Sitton Drilling Company in Lubbock, Texas. He became President of that Company in 1983, and served as President until January, 1998 at which time Sitton Drilling Company was sold to Key Energy Corp. Since that time, Mr. Sitton has managed various personal oil and gas and real estate investments.

S. W. Houghton
--------------

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

Donald B. Lamont
----------------

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

George H.C. Lawrence
--------------------

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

Kerry L. Phelps
---------------

Mr. Phelps is a graduate of Bowling Green State University with a B.S. in Geology. Mr. Phelps has a broad background in petroleum exploration including the management of large geographically diverse exploration and drilling programs. Mr. Phelps served in various positions with Amerada Hess Corporation in Canada for seven years, then in Denver worked for several independent producers including Duncan Oil Properties and Resources Investment Corporation. Mr. Phelps was Senior Vice President/Exploration for General Atlantic Energy from 1982 to 1989, then formed Cavalier Petroleum where he served as President until joining CLX Energy, Inc. in May 1993 as Executive Vice President, Secretary and Director. Mr. Phelps resigned as Executive Vice President and Secretary on February 1, 1997, but remains a Director.

     The Board of Directors of the Company does not have a standing nominating committee, compensation committee, audit committee, or other committee performing similar functions.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Under the U.S. securities laws, directors, certain executive officers and persons holding more than ten percent of the Company's common stock must report their initial ownership of the common stock and any changes in the ownership to the SEC. The SEC has designated specific due dates for those reports and the Company must identify in this report those persons who did not file those reports when due. Based solely on the Company's review of copies of the reports filed with the SEC and written representations of its directors and executive officers, the Company believes that all persons subject to reporting filed required reports on time in the fiscal year ended September 30, 1999.


                                    ITEM 11.

                             EXECUTIVE COMPENSATION

     The following table sets information regarding compensation of certain Executive Officers of the Company, none of whom received compensation in excess of $30,000 during 1999.


     Name               Principal Position            Year          Annual
     ----               ------------------            ----       Compensation
                                                                 ------------


E. J. Henderson      President, Chief Executive       1999          $38,000
                     Officer and Chief Financial      1998           33,500
                     Officer                          1997           48,000


     The officers receive no benefits other than cash compensation.

     The Company does not have any plans for its Executive Officers involving stock appreciation rights, long term incentive, employment contracts, termination of employment and change in control agreements. An officer of the Company has stock options totaling 500,000 shares which were granted in 1999. These options are detailed in Item 8, footnote (6).

     Directors are not compensated for their services; however, directors are currently reimbursed travel expenses and the cost of overnight accommodations incurred in connection with attendance of Directors meetings.


                                    ITEM 12.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's equity securities by the directors and executive officers of the Company, and certain individuals who own 5% or more of the Company's outstanding common stock.
                                           COMMON STOCK
      NAME               POSITION        PAR VALUE $0.001        % OF CLASS
    ------               --------        ----------------        ----------


Officers & Directors:
---------------------

James L. Burkhart        Chairman of the      2,569,551(1)       24.36
4904 Lakeridge Dr.       Board, Director &
Lubbock, TX  79424       Member of the
                         Executive Committee

E. J. Henderson          CEO, President         285,000(2)        2.70
518 17th St., Suite 745  Treasurer, Director
Denver, CO  80202        Member of the
                         Executive Committee

Ronald M. Sitton         Secretary, Director    314,944           2.99
4904 Lakeridge Dr.       Member of the
Lubbock, TX  79424       Executive Committee

Robert E. Gee            Director               944,832(3)        8.96
69 DeBell Drive
Atherton, CA  94027

Donald B. Lamont         Director               416,666(4)        3.95
654 Madison Ave., Ste 709
New York, NY  10017

Kerry Phelps             Director               485,000(5)        4.60
44 Inverness Drive East, Bldg. D
Englewood, CO  80112

S. W. Houghton           Director               412,390           3.91
420 Madison Ave., Suite 901
New York, NY  10017

George H.C. Lawrence     Director                42,000(6)        0.39
198 Spinnaker Drive
Vero Beach, FL  32963

Officers and Directors
as a group (8 Persons)                        5,470,383          51.86



(1)  Held in the name of James L. Burkhart Living Trust dtd 9-17-97.

(2) Does not include an option to acquire 500,000 shares of the Company's common stock granted April 26, 1999 at a price of $0.16 per share under the terms of the Company's Qualified Employees Stock Option Plan of March 1, 1994.

(3) Held in the name of Gee Family Trust dtd 12-23-92 - 104,981 shares and BKM Family Limited Partnership - 839,851 shares.

(4)  Held in the name of Donald B. Lamont Trust - 1998.

(5) Held in the name of Cavalier Petroleum Corp., a company of which Mr. Phelps is its sole stockholder.

(6)  Held in the name of Lawrence Properties, Inc.


                                    ITEM 13.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


For information on these matters refer to Notes 4 and 6 of "Notes to Financial Statements".

                                     PART IV

                                    ITEM 14.

        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)  (1) and (2)  Financial Statements and Schedules

See "Index to Financial Statements and Supplemental Schedules" in Part II, Item
8.

(3)  Exhibits - Exhibit 10.1.  Stock Purchase Agreement between the
                Company and James L. Burkhart, Trustee of the James L. Burkhart Living Trust (Incorporated by reference herein from Exhibit 10.1 of the Company's Form 8-K reporting an event dated February 2, 1999)

                Exhibit 27.  Financial Data Schedule

(b) No reports on Forms 8-K were filed during the Company's fiscal quarter ended September 30, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CLX ENERGY, INC.


Date:   January 12, 2000           By /s/ E. J. Henderson
                                     --------------------
                                     E. J. Henderson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on dates indicated:


Date:   January 12, 2000           By /s/ James L. Burkhart
                                     ----------------------
                                     James L. Burkhart, Chairman of the
                                     Board and Director

Date:   January 12, 2000           By /s/ Robert E. Gee
                                     ------------------
                                     Robert E. Gee, Director

Date:   January 12, 2000           By /s/ E. J. Henderson
                                     --------------------
                                     E. J. Henderson, CEO, President,
                                     Treasurer and Director

Date:   January 12, 2000           By /s/ Ronald M. Sitton
                                     ---------------------
                                     Ronald M. Sitton, Secretary and Director

Date:   January 12, 2000           By /s/ S. W. Houghton
                                     -------------------
                                     S. W. Houghton, Director

Date:   January 12, 2000           By /s/ Donald B. Lamont
                                     ---------------------
                                     Donald B. Lamont, Director

Date:   January 12, 2000           By /s/ George H.C. Lawrence
                                     -------------------------
                                     George H.C. Lawrence, Director

Date:   January 12, 2000           By
                                     --------------------
                                     Kerry L. Phelps, Director

                                  EXHIBIT INDEX


Exhibit No           Description

10.1 Stock Purchase Agreement between the Company and James L. Burkhart, Trustee of the James L. Burkhart Living Trust (Incorporated by reference herein from Exhibit 10.1 of the Company's Form 8-K reporting an event dated February 2, 1999)

27                   Financial Data Schedule