Form 10QSB
period 1999-12-31
CLX ENERGY INC
filed 2000-02-15
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 1999

                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

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


Registrant's telephone number, including area code: (303) 825-7080


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

As of February 11, 2000, there were 10,548,132 shares of the Registrant's sole class of Common Stock outstanding.


Transitional Small Business Disclosure Format  Yes   X    No
                                                   -----     -----

                                CLX ENERGY, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

    Condensed Balance Sheet - December 31, 1999                           1

    Condensed Statements of Operations
      Three Months Ended December 31, 1999 and 1998                       2

    Condensed Statement of Stockholders' Equity
      Three Months Ended December 31, 1999                                3

    Condensed Statements of Cash Flows
      Three Months Ended December 31, 1999 and 1998                       4

    Notes to Unaudited Condensed Financial Statements
      Three Months Ended December 31, 1999 and 1998                       5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS                                               7


PART II - OTHER INFORMATION                                               8

                                CLX ENERGY, INC.
                            Condensed Balance Sheets
                                December 31, 1999
                                   (Unaudited)

ASSETS
------
Current assets:
  Cash                                                $   389,466
  Accounts Receivable:
    Trade                                                  48,717
    Oil and Gas Sales                                     115,783
  Prepaid Expenses                                          1,138
                                                        ---------
         Total current assets                             555,104
                                                        ---------
Property and Equipment, at cost:
  Oil and Gas Properties (successful effort method):
    Proved                                                807,897
    Unproved                                               60,302
  Office Equipment                                         12,381
                                                        ---------
                                                          880,580
    Less accumulated depreciation and depletion        (  276,066)
                                                        ---------
                                                          604,514
                                                        ---------
Other assets - oil and gas bond deposit                    25,000
                                                        ---------
                                                      $ 1,184,618
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts Payable:
    Trade                                             $   126,195
    Oil and gas sales                                     248,308
  Prepaid drilling costs                                   63,273
  Current portion of long-term debt                        83,628
  Accrued liabilities and other                            35,642
                                                        ---------
         Total current liabilities                        557,046
                                                        ---------
Long-term debt, less current portion                      312,857
Stockholder's Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, 600,000 shares designated
    Series A $.06 cumulative convertible
    no shares outstanding                                     -
  Common Stock, $.01 par value, 50,000,000 shares
    authorized, 10,548,132 issued and outstanding         105,481
  Additional Paid in Capital                              743,270
  Accumulated Deficit                                  (  534,036)
                                                        ---------
        Net Stockholders' Equity                          314,715
                                                        ---------
                                                      $ 1,184,618
                                                        =========

The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                       Condensed Statements of Operations
                  Three Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                     Three Months Ended
                                                         December 31
                                                    --------------------
                                                      1999        1998
                                                      ----        ----
Revenues:
  Oil and gas sales                            $      94,215     14,619
  Operating income and management fees                61,761        -
  Other                                                7,254        -
                                                     -------    -------
      Total revenue                                  163,230     14,619
                                                     -------    -------

Operating costs and expenses:
  Lease operating and production taxes                26,710      4,389
  Lease rentals and abandonments                       4,171         71
  Depreciation and depletion                          19,532      4,720
  General and administrative                          69,393     21,701
  Interest expense                                    12,010        972
                                                     -------    -------
    Total operating costs and expenses               131,816     31,853
                                                     -------    -------

Net income(loss)                               $      31,414   ( 17,234)
                                                     =======    =======

Net income(loss) per common share
  - basic and diluted                                    *     (    *  )
                                                     =======    =======

  *   Less than $(.01) per share


The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                      Three Months Ended December 31, 1999
                                   (Unaudited)


                                                    Additional
                              Common Stock           Paid-in    Accumulated
                          Shares        Amount       Capital      Deficit
                          ------        ------        ------      -------
Balances,
  September 30, 1999    10,548,132    $105,481      743,270      (565,450)

Net income                     -           -            -          31,414
                        ----------     -------      -------       -------
Balances,
  December 31, 1999.    10,548,132    $105,481      743,270      (534,036)
                        ==========     =======      =======       =======


The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                        Condensed Statements of Cash Flows
                  Three Months Ended December 31, 1999 and 1998
                                   (Unaudited)


                                                              Three Months Ended
                                                                  December 31,
                                                                  ------------
                                                              1999           1998
                                                              ----           ----
Cash flows from operating activities:
 Net income (loss)                                       $    31,414     (  17,234)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                                19,532         4,720
    (Increase) decrease in accounts receivable               211,372     (     345)
    Increase in prepaid expense                                  -       (   1,138)
    Increase (decrease) in accounts payable               (  204,012)       12,871
    Increase in accrued liabilities and other                 22,398           -
    Other                                                        500           -
                                                           ---------      --------
      Net cash provided by (used in)
        operating activities                                  81,204     (   1,126)

Cash flows from investing activities:
 Reduction in assets held for sale                         1,585,640           -
 Purchase of property and equipment                       (   25,526)    (   1,829)
                                                           ---------      --------
      Net cash provided by (used in)
        investing activities                               1,560,114     (   1,829)

Cash flows from financing activities:
 Reductions to long-term debt                             (1,570,182)          -
                                                           ---------      --------

      Net cash provided by (used in)
        financing activities                              (1,570,182)          -
                                                           ---------      --------

      Net increase (decrease) in cash                         71,136     (   2,955)

Cash, beginning of period                                    318,330        30,024
                                                           ---------      --------

Cash, end of period                                      $   389,466        27,069
                                                           =========      ========

Supplemental disclosures of cash flow
  information - cash paid during period for
  interest                                               $    22,398           -
                                                           =========      ========


The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (UNAUDITED)

Note A - Basis of Presentation

The condensed balance sheet as of December 31, 1999, the condensed statements of operations for the three months ended December 31, 1999 and 1998, the condensed statement of stockholders' equity for the three months ended December 31, 1999 and the condensed statements of cash flows for the three months ended December 31, 1999 and 1998 have been prepared by the company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1999 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 1999 financial statements the Company the notes thereto and the independent Auditors' Report thereon.

Note B - Net income(loss) per common share

Net income(loss) per common share is computed on the basis of the weighted average number of common shares outstanding during the period as illustrated and described below:


                                                 Three months ended
                                                    December 31,
                                                    ------------
                                                 1999          1998
                                                 ----          ----
Net income(loss)                          $     31,414     (  17,234)
Preferred stock dividends                          -       (   2,010)
                                             ---------      --------

Net income(loss), basic and diluted,
  applicable to common stockholders       $     31,414     (  19,244)
                                             =========      ========

Weighted average number of shares
  outstanding - basic                       10,548,132     4,054,154
                                            ==========     =========

Net income(loss) per share, basic
  and diluted, applicable to common
  shareholders                            $        *       (     *  )
                                             =========      ========

 *  Less than $.01 per share.


Basic income per share is computed using the weighted average number of shares outstanding. Diluted earnings per share reflects the potential dilution that would occur if stock options were exercised using the average market price for the Company's stock for the period. The assumed exercise of stock options would increase the weighted average shares outstanding from 10,548,132 to 10,803,857 in 1999. The assumed conversion had no dilutive effect compared to basic earnings per share in 1999.

Options to purchase 475,000 shares of common stock were outstanding at December 31, 1998 but were not included in the computation of diluted net loss per share because the result would be antidilutive.

Note C - Contingency

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

The Company has received various correspondence from the FERC concerning its request for Staff review. The Company was advised by FERC that it was responsible only for reimbursement of it's working interest share of the total refund. Additional information was requested prior to the Commission making a decision to relieve the Company of the obligation to reimburse taxes on behalf of the royalty owners. The request for installment payments was not addressed.

The Company has booked approximately $56,000 as a current liability to cover the Company's estimated share of the reimbursable claim.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity, Capital Resources and Commitments

In the three months ended December 31, 1999 the Company participated in drilling a well which the Company believes is capable of commercial production. Based on current prices for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the next fiscal year.

The Company currently has a small negative current ratio with current liabilities exceeding current assets by approximately $2,000. The Company believes it has adequate cash flow, based on current oil and gas prices, to service the bank debt for the next fiscal year.

The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis.

The Company is also attempting to purchase additional oil and gas producing properties.

Analysis of Results of Operations:

Oil and gas sales increased for the three months ended December 31, 1999 compared to the three months ended December 31, 1998 primarily as a result of additional revenues from interests in six gas wells purchased effective April 1, 1999 and revenues from four oil and gas wells that the Company participated in the drilling of in the six months ended September 30, 1999.

For the three months ended December 31, 1999 the Company received $52,695 in management fees for serving as general partner of a limited partnership. Of the $52,695 of management fees, $47,695 was for a one time fee associated with the acquisition of producing oil and gas properties.

Lease operating expenses and production taxes increased for the three months ended December 31, 1999 due to additional wells and the increase in sales. Depreciation and depletion increased as a result of the increase in oil and gas properties and related production. Lease rental expense increased as a result of additional unproved properties. General and administrative expenses increased for the three months ended December 31, 1999 as compared to the prior period primarily due to an increase in salary expense and a general increase in activity resulting from the additional producing properties. Interest expense increased due to the bank debt used to purchase producing oil and gas properties.

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

                                 CLX ENERGY, INC.
                                 (REGISTRANT)

Date:  February 14, 1999              By:  /s/ E. J. Henderson
                                        ----------------------
                                      By:  E. J. Henderson
                                           President and Chief Financial Officer