Form 10QSB
period 2000-03-31
CLX ENERGY INC
filed 2000-05-15
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X   No  ____
                                          --


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.


As of May 11, 2000, there were 10,548,132 shares of the Registrant's sole class of Common Stock outstanding.


Transitional Small Business Disclosure Format    Yes   X   No
                                                     ---

                                CLX ENERGY, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    Independent Accountants' Report                                       1

    Condensed Balance Sheet
      March 31, 2000                                                      2

    Condensed Statements of Operations
      Six Months and Three Months Ended
      March 31, 2000 and 1999                                             3

    Condensed Statement of Stockholders' Equity
      Six Months Ended March 31, 2000                                     4

    Condensed Statements of Cash Flows
      Six Months Ended March 31, 2000 and 1999                            5

    Notes to Condensed Financial Statements
      Six Months Ended March 31, 2000 and 1999                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             8


PART II - OTHER INFORMATION                                               9

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
CLX Energy, Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of March 31, 2000, the related condensed statements of operations for the six-month and three-month periods then ended, and the condensed statements of changes in stockholders' equity and cash flows for the six-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


May 12, 2000

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                 March 31, 2000
                                   (Unaudited)

ASSETS
------

Current assets:
  Cash                                                $   200,905
  Accounts Receivable:
    Trade                                                  55,414
    Oil and Gas Sales                                     215,362
  Prepaid Expenses                                          1,138
                                                        ---------
         Total current assets                             472,819
                                                        ---------
Property and Equipment, at cost:
  Oil and Gas Properties (successful effort method):
    Proved                                                871,323
    Unproved                                               62,164
  Office Equipment                                         14,479
                                                        ---------
                                                          947,966
    Less accumulated depreciation and depletion        (  295,800)
                                                        ---------
                                                          652,166
                                                        ---------
Other assets - oil and gas bond deposit                    25,000
                                                        ---------
                                                      $ 1,149,985
                                                        =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts Payable:
    Trade                                             $   131,423
    Oil and gas sales                                     272,929
  Prepaid drilling costs                                   32,877
  Current portion of long-term debt                        83,628
  Accrued liabilities and other                            24,091
                                                        ---------
         Total current liabilities                        544,948
                                                        ---------

Long-term debt, less current portion                      291,950
                                                        ---------

Stockholder's Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, 600,000 shares designated
    Series A $.06 cumulative convertible
    no shares outstanding                                     -
  Common Stock, $.01 par value, 50,000,000 shares
    authorized, 10,548,132 issued and outstanding         105,481
  Additional Paid in Capital                              743,270
  Accumulated Deficit                                  (  535,664)
                                                        ---------
        Net Stockholders' Equity                          313,087
                                                        ---------
                                                      $ 1,149,985
                                                        =========

The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                       Condensed Statements of Operations
            Six Months and Three Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                      Six Months Ended            Three Months Ended
                                          March 31,                     March 31,
                                     -------------------         -------------------
                                     2000           1999         2000           1999
                                     ----           ----         ----           ----

Revenues:
  Oil and gas sales              $  210,370         26,865       116,155        12,246
  Management fees and other          77,063            683         8,048           683
                                  ---------        -------      --------       -------
      Total revenue                 287,433         27,548       124,203        12,929
                                  ---------        -------      --------       -------

Operating costs and expenses:
  Lease operating and
    production taxes                 67,468          9,141        40,758         4,752
  Lease rentals and
    abandonments                     12,008          1,985         7,837         1,914
  Depreciation and depletion         40,638          8,649        21,106         3,929
  Unusual expenses                      -            9,900           -           9,900
  General and administrative        111,246         48,607        41,853        26,906
  Interest expense                   26,287          1,944        14,277           972
                                   --------        -------      --------       -------
    Total operating costs
      and expenses                  257,647         80,226       125,831        48,373
                                   --------        -------      --------       -------

Net income (loss)                $   29,786       ( 52,678)    (   1,628)     ( 35,444)
                                   ========        =======      ========       =======



Net income (loss) per
  common share
    Basic                        $      *         (    .01)    (     *  )     (    *  )
                                   =======         =======      ========       =======
    Diluted                      $      *         (    .01)    (     *  )     (    *  )
                                   =======         =======      ========       =======

Weighted average number of
common shares outstanding
  Basic                           10,548,132     6,083,473    10,548,132     8,135,340
                                  ==========     =========    ==========     =========
  Diluted                         10,825,910     6,083,473    10,548,132     8,135,340
                                  ==========     =========    ==========     =========

*   Less than $(.01) per share

The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                         Six Months Ended March 31, 2000
                                   (Unaudited)


                                                Additional
                            Common Stock          Paid-in   Accumulated
                          Shares      Amount      Capital     Deficit
                      ------------  --------  -----------  ---------
Balances,
  September 30, 1999    10,548,132  $105,481     743,270     (565,450)

Net income                     -         -           -         29,786
                        ----------   -------     -------      -------
Balances,
  March 31, 2000        10,548,132  $105,481     743,270     (535,664)
                        ==========   =======     =======      =======


The accompanying notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                    Six Months Ended March 31, 2000 and 1999
                                   (Unaudited)

                                                       Six Months Ended
                                                          March 31,
                                                      ------------------
                                                     2000            1999
                                                     ----            ----
Cash flows from operating activities:
 Net income (loss)                               $    29,786       (  52,678)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                        40,638           8,649
    Abandoned properties                                 -             1,171
    Gain on sale of assets                               -         (     250)
    Decrease in accounts receivable                  105,096             485
    Increase in prepaid expense                          -         (   1,138)
    Increase (decrease) in accounts payable       (  204,559)         23,069
    Increase in accrued liabilities and other         10,847             -
    Other                                         (      872)            -
                                                   ---------        --------
      Net cash provided by (used in)
        operating activities                      (   19,064)      (  20,692)

Cash flows from investing activities:
 Proceeds from sale of property and equipment            -               250
 Reduction in assets held for sale                 1,585,640             -
 Purchase of property and equipment               (   92,912)      (   4,832)
                                                   ---------        --------
      Net cash provided by (used in)
        investing activities                       1,492,728       (   4,582)

Cash flows from financing activities:
 Proceed from issuance of common stock, net              -           259,452
 Reductions to long-term debt                     (1,591,089)            -
                                                   ---------        --------

      Net cash provided by (used in)
        financing activities                      (1,591,089)        259,452
                                                   ---------        --------

      Net increase (decrease) in cash             (  117,425)        234,178

Cash, beginning of period                            318,330          30,024
                                                   ---------        --------

Cash, end of period                              $   200,905         264,202
                                                   =========        ========

Supplemental disclosures of cash flow
  information - cash paid during period for
  interest                                       $    23,852             -
                                                   =========        ========


The accompanying notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)


Note A - Basis of Presentation

The condensed balance sheet as of March 31, 2000, the condensed statements of operations for the six months and three months ended March 31, 2000 and 1999, the condensed statement of stockholders' equity for the six months ended March 31, 2000 and the condensed statements of cash flows for the six months ended March 31, 2000 and 1999 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 1999 financial statements of the Company, the notes thereto and the independent Auditors' Report thereon.


Note B - Net income(loss) per common share

SFAS No. 128, Earnings per Share, requires dual presentation of basic and diluted earnings or loss per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

Income (loss) per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options are not considered in the calculation for those periods with net losses as the impact of the potential common shares (approximately 277,778 shares at March 31, 2000 and approximately 40,000 shares at March 31, 1999) would be to decrease loss per share.

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

On February 6, 1998 the Company Filed a request for Staff review with the FERC relative to their order. The Company asked that the Company be responsible only for reimbursement of ad valorem taxes attributable to its working interest in the properties subject to the FERC order, that the Company not be required to reimburse taxes on behalf of royalty owners since taxes are not recoverable from the royalty owners, and that the Company be allowed to service it's obligation over a five year period due to the financial hardship which would result from one lump sum payment.

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

The Company has booked approximately $57,000 as a current liability to cover the Company's estimated share of the reimbursable claim.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity, Capital Resources and Commitments

In the six months ended March 31, 2000 the Company participated in drilling of two wells which the Company believes are capable of commercial production.
Based on current prices for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the next fiscal year.

The Company currently has a negative current ratio with current liabilities exceeding current assets by approximately $72,000. The Company believes it has adequate cash flow, based on current oil and gas prices, to service the bank debt for the next fiscal year.

The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis.

The Company is also attempting to purchase additional producing oil and gas properties.

Analysis of Results of Operations:

Oil and gas sales increased for the six months and three months ended March 31, 2000 compared to the six months and three months ended March 31, 1999 primarily as a result of additional revenues from interests in six gas wells purchased effective April 1, 1999 and revenues from four oil and gas wells that the Company participated in drilling in the six months ended September 30, 1999 and two wells that the Company participated in drilling in the six months ended March 31, 2000.

Management fees and other income received for the six months and three months ended March 31, 2000 increased over the prior year periods due to operating fees received for operating certain producing wells and management fees received for serving as general partner of a limited partnership.

Lease operating expenses and production taxes increased for the six months and three months ended March 31, 2000 due to additional wells and the increase in sales. Depreciation and depletion increased as a result of the increase in oil and gas properties and related production. Lease rental expense increased as a result of additional unproved properties. General and administrative expenses increased for the six months and three months ended March 31, 2000 as compared to the prior period primarily due to an increase in salary expense and a general increase in other expenses resulting from the increased activity due to additional producing properties. Interest expense increased due to the bank debt used to purchase producing oil and gas properties.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.
           None

Item 2.    Changes in Securities.
           None

Item 3.    Defaults Upon Senior Securities.
           None

Item 4.    Submission of Matters to a Vote of Security Holders.
           None

Item 5.    Other Information.
           None

Item 6.    Exhibits and Reports on Form 8-K.
           (a)  Exhibits
                Exhibit 11.  Statement of Computation of Earnings Per Share
                Exhibit 27.  Financial Data Schedule

           (b)  Reports on Form 8-K
                None

                                   SIGNATURES

Pursuant to the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf buy the undersigned thereunto duly authorized.

                                 CLX ENERGY, INC.
                                 (REGISTRANT)

Date:  May 12, 2000                   By:  /s/ E. J. Henderson
                                      ------------------------
                                      By:  E. J. Henderson
                                           President and Chief Financial Officer