Form 10QSB
period 2000-06-30
CLX ENERGY INC
filed 2000-08-10
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

As of August 3, 2000, there were 10,548,132 shares of the Registrant's sole class of Common Stock outstanding.


Transitional Small Business Disclosure Format    Yes   X   No
                                                     -----    -----

                                CLX ENERGY, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    Independent Accountants' Report                                       1

    Condensed Balance Sheet
      June 30, 2000                                                       2

    Condensed Statements of Operations
      Nine Months and Three Months Ended
      June 30, 2000 and 1999                                              3

    Condensed Statement of Stockholders' Equity
      Nine Months Ended June 30, 2000                                     4

    Condensed Statements of Cash Flows
      Nine Months Ended June 30, 2000 and 1999                            5

    Notes to Condensed Financial Statements
      Nine Months Ended June 30, 2000 and 1999                            6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             8


PART II - OTHER INFORMATION                                               9

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
CLX Energy, Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of June 30, 2000, the related condensed statements of operations for the nine-month and three-month periods then ended, and the condensed statements of changes in stockholders' equity and cash flows for the nine-month period then ended. These financial statements are the responsibility of the Company's management.

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


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


August 10, 2000

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                  June 30, 2000
                                   (Unaudited)

ASSETS
------
Current assets:
  Cash                                                $   362,684
  Accounts Receivable:
    Trade                                                 107,325
    Oil and Gas Sales                                     402,108
  Prepaid Expenses                                          4,751
                                                        ---------
         Total current assets                             876,868
                                                        ---------
Property and Equipment, at cost:
  Oil and Gas Properties (successful effort method):
    Proved                                                897,130
    Unproved                                               75,614
  Office Equipment                                         16,353
                                                        ---------
                                                          989,097
    Less accumulated depreciation and depletion        (  334,958)
                                                        ---------
                                                          654,139
                                                        ---------
Other assets - oil and gas bond deposit                    25,267
                                                        ---------
                                                      $ 1,556,274
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities:
  Accounts Payable:
    Trade                                             $   181,764
    Oil and gas sales                                     578,882
  Current portion of long-term debt                        83,628
  Accrued liabilities and other                            35,081
                                                        ---------
         Total current liabilities                        879,355
                                                        ---------

Long-term debt, less current portion                      271,043
                                                        ---------

Stockholder's Equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, 600,000 shares designated
    Series A $.06 cumulative convertible
    no shares outstanding                                     -
  Common Stock, $.01 par value, 50,000,000 shares
    authorized, 10,548,132 issued and outstanding         105,481
  Additional Paid in Capital                              743,270
  Accumulated Deficit                                  (  442,875)
                                                        ---------
        Net Stockholders' Equity                          405,876
                                                        ---------
                                                      $ 1,556,274
                                                        =========

The accompanying notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Operations
            Nine Months and Three Months Ended June 30, 2000 and 1999
                                   (Unaudited)


                                       Nine Months Ended               Three Months Ended
                                            June 30,                        June 30,
                                     ----------------------            ------------------
                                     2000              1999            2000          1999
                                     ----              ----            ----          ----
Revenues:
  Oil and gas sales            $    403,841            43,201         193,471       16,336
  Management fees and other         108,042             4,170          30,979        3,737
  Gain on sale of assets              3,134             5,250           3,134        5,000
                                -----------           -------         -------      -------
      Total revenues                515,017            52,621         227,584       25,073
                                -----------           -------         -------      -------

Operating costs and expenses:
  Lease operating and
    production taxes                109,731            14,873          42,263        5,732
  Lease rentals and
    abandonments                     10,529             2,377           1,334          392
  Dry holes                           7,621             4,427           4,808        4,427
  Depreciation and depletion         79,796            13,310          39,158        4,661
  Unusual expenses                      -               9,900             -            -
  General and administrative        148,066            76,323          36,820       27,716
  Interest expense                   36,699             2,947          10,412        1,003
                                -----------           -------         -------      -------
    Total operating costs
      and expenses                  392,442           124,157         134,795       43,931
                                -----------           -------         -------      -------

Net income (loss)              $    122,575          ( 71,536)         92,789     ( 18,858)
                                ===========           =======         =======      =======


Net income (loss) per
  common share
    Basic                      $        .01          (    .01)            .01     (    *  )
                                ===========           =======         =======      =======
    Diluted                    $        .01          (    .01)            .01     (    *  )
                                ===========           =======         =======      =======

Weighted average number of
common shares outstanding
  Basic                          10,548,132         7,547,592      10,548,132   10,498,132
                                 ==========         =========      ==========   ==========
  Diluted                        10,792,132         7,547,592      10,792,132   10,498,132
                                 ==========         =========      ==========   ==========

*   Less than $(.01) per share

The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2000
                                   (Unaudited)


                                                  Additional
                             Common Stock           Paid-in    Accumulated
                          Shares       Amount       Capital      Deficit
                          ------       ------       -------      -------
Balances,
  September 30, 1999    10,548,132   $105,481      743,270      (565,450)

Net income                     -          -            -         122,575
                        ----------    -------     --------       -------
Balances,
  June 30, 2000         10,548,132   $105,481      743,270      (442,875)
                        ==========    =======     ========       =======


The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                    Nine Months Ended June 30, 2000 and 1999
                                   (Unaudited)

                                                      Nine Months Ended
                                                           June 30,
                                                      ------------------
                                                      2000          1999
                                                      ----          ----
Cash flows from operating activities:
 Net income (loss)                               $   122,575     (  71,536)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                        79,796        13,310
    Abandoned properties                                 -           1,171
    Gain on sale of assets                        (    3,134)    (   5,250)
    (Increase) decrease in accounts receivable    (  133,561)    (   3,084)
    Increase in prepaid expense                   (    3,613)    (   1,138)
    Increase (decrease) in accounts payable          208,908        64,656
    Decrease in due joint interest owners         (   90,050)       26,492
    Increase in accrued liabilities and other         21,837           -
    Other                                         (    1,719)          -
                                                   ---------      --------
      Net cash provided by
        operating activities                         201,039        24,621
                                                   ---------      --------

Cash flows from investing activities:
 Proceeds from sale of property and equipment          8,849         5,250
 Reduction in assets held for sale                 1,585,640           -
 Purchase of property and equipment               (  139,178)    (  48,814)
                                                   ---------      --------
      Net cash provided by (used in)
        investing activities                       1,455,311     (  43,564)
                                                   ---------      --------

Cash flows from financing activities:
 Proceed from issuance of common stock, net              -         259,452
 Reductions to long-term debt                     (1,611,996)          -
                                                   ---------      --------

      Net cash provided by (used in)
        financing activities                      (1,611,996)      259,452
                                                   ---------      --------

      Net increase in cash                            44,354       240,509

Cash, beginning of period                            318,330        30,024
                                                   ---------      --------

Cash, end of period                              $   362,684       270,533
                                                   =========      ========

Supplemental disclosures of cash flow
  information - cash paid during period for
  interest                                       $    32,975           -
                                                   =========      ========


The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


Note A - Basis of Presentation

The condensed balance sheet as of June 30, 2000, the condensed statements of operations for the nine months and three months ended June 30, 2000 and 1999, the condensed statement of stockholders' equity for the nine months ended June 30, 2000 and the condensed statements of cash flows for the nine months ended June 30, 2000 and 1999 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2000 and for all periods presented have been made.

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

Income (loss) per share of common stock is computed based on the average number of common shares outstanding during the year. Stock options are not considered in the calculation for those periods with net losses as the impact of the potential common shares (50,000 shares at June 30, 1999) would be to decrease loss per share.

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

The Company has booked approximately $59,000 as a current liability to cover the Company's estimated share of the reimbursable claim.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


General

The statements contained in this Form 10-QSB, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.


Liquidity, Capital Resources and Commitments

In the nine months ended June 30, 2000 the Company participated in drilling of six wells, four of which the Company believes are capable of commercial production. Based on current prices for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the next fiscal year.

The Company currently has a small negative current ratio with current liabilities exceeding current assets by approximately $2,500. The Company believes it has adequate cash flow, based on current oil and gas prices, to service the bank debt for the next fiscal year.

The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis.

The Company is also attempting to purchase additional producing oil and gas properties.


Analysis of Results of Operations:

Oil and gas sales increased for the nine months and three months ended June 30, 2000 compared to the nine months and three months ended June 30, 1999 primarily as a result of additional revenues from interests in seven gas wells purchased effective April 1, 1999, revenues from four oil and gas wells that the Company participated in drilling in the six months ended September 30, 1999 and revenues from wells that the Company participated in drilling in the nine months ended June 30, 2000.

Management fees and other income received for the nine months and three months ended June 30, 2000 increased over the prior year periods due to operating fees received for operating certain producing wells and management fees received for serving as general partner of a limited partnership.

Lease operating expenses and production taxes increased for the nine months and three months ended June 30, 2000 due to additional wells and the increase in oil and gas sales. Depreciation and depletion increased as a result of the increase in oil and gas properties and related production. Lease rental expense increased as a result of additional unproved properties. General and administrative expenses increased for the nine months and three months ended June 30, 2000 as compared to the prior periods primarily due to an increase in salary expense and a general increase in other expenses resulting from the increased activity due to additional producing properties. Interest expense increased due to the bank debt used to purchase producing oil and gas properties.

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

                                 CLX ENERGY, INC.
                                 (REGISTRANT)

Date:  August 10, 2000                By:  /s/ E. J. Henderson
                                      ------------------------
                                      By:  E. J. Henderson
                                           President and Chief Financial Officer