Form 10KSB
period 2000-09-30
CLX ENERGY INC
filed 2000-12-21
CIK 317438

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2000

_____  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [FEE REQUIRED]

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

                          COMMON STOCK, $.01 PAR VALUE

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                          YES   X    NO
                                                              -----     -----

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB   X
                                     -----

     State issuer's revenues for its most recent fiscal year:  $ 734,626.

     As of the close of trading on December 18, 2000 there were 10,545,132 common shares outstanding, 5,077,749 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on December 18, 2000, was approximately $889,000.

Documents Incorporated By Reference:  None

CLX ENERGY, INC.

FORM 10-KSB

TABLE OF CONTENTS

SEPTEMBER 30, 2000
_________________________________________________________________________

PART I                                                           Page
                                                                 ----

Item 1.     Description of Business                               2

Item 2.     Description of Properties                             6

Item 3.     Legal Proceedings                                     9

Item 4.     Submission of Matters to a vote of Security Holders  10

PART II

Item 5.     Market for Common Equity and Related
              Stockholder Matters                                10

Item 6.     Management's Discussion and Analysis or Plan
              of Operations                                      11

Item 7.     Financial Statements                                 14

Item 8.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                32

PART III

Item 9.     Directors, Executive Officers, Promoters and
              Control Persons; Compliance with
              Section 16(a) of the Exchange Act                  32

Item 10.    Executive Compensation                               35

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management                                         35

Item 12.    Certain Relationships and Related Transactions       36

Item 13.    Exhibits, Lists and Reports on Form 8-K              37

                                     PART I

                                     ITEM 1.

                             DESCRIPTION OF BUSINESS

COMPANY OVERVIEW
----------------

     CLX Energy, Inc., (the "Company") is an independent oil and gas company which was incorporated in the State of Colorado on December 12, 1977. The Company engages in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities are concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming.

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

BUSINESS DESCRIPTION
--------------------

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

     As of September 30, 2000 the Company's significant oil and gas operations were located in the following areas.

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

SOURCES AND AVAILABILITY OF RAW MATERIALS
-----------------------------------------

     The existence of commercial oil and gas reserves is essential to the ultimate realization of value from the Company's properties and therefore may be considered a raw material essential to the Company's business. However, the acquisition, exploration, development, production, and sale of oil and gas is subject to many factors which are outside the Company's control. These factors include national and international economic conditions, availability of drilling rigs, casing, pipe and other equipment and supplies, proximity to pipelines, the supply and price of other fuels. The Company acquires oil and gas properties from landowners, other owners of interests in such properties, or governmental entities. For information relating to specific properties of the Company see
Item 2 below. The Company currently is not experiencing any difficulty in acquiring necessary supplies, including drilling rigs.

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

EMPLOYEES
---------

     As of September 30, 2000, the Company employed one person, the President and Chief Executive Officer, on a full-time basis.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
----------------------------------------------------------------------------

     The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries.

                                     ITEM 2.

                            DESCRIPTION OF PROPERTIES


OFFICE FACILITIES
-----------------

     The Company's offices are located at 518 17th Street, Suite 745, Denver, Colorado 80202, in space which the Company leases from an unaffiliated entity. The Company currently occupies approximately 1,233 square feet for which it pays a monthly rental of $1,233. The lease agreement on this space is for three years terminating December 31, 2001. Monthly rental for calendar year 2001 will be $1,328.

OIL AND GAS PROPERTIES
----------------------

     The Company is in only one line of business, that of acquiring, developing and producing oil and gas properties. The Company's estimated discounted future net revenue attributable to proved producing reserves of $1,884,000 is attributed 93.8% to natural gas reserves and 6.2% to oil reserves.

     The Company holds interests in producing and non-producing leaseholds as set forth below.

               Producing Properties               Non-Prod. Properties
               --------------------               --------------------
               Gross          Net                 Gross          Net
               Acres          Acres               Acres          Acres
               -----          -----               -----          -----

State
-----

Colorado       5,356         1,071              22,405          4,005
Kansas         3,465           353               2,956            608
Oklahoma       1,120           212                 -              -
Wyoming          716            58               5,266          1,362
              ------         -----              ------          -----

              10,657         1,694              30,627          5,975

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

                                           September 30
                                        ------------------
                                        2000          1999
                                        ----          ----

     Barrels of oil
     --------------
       Proved                            8,100        11,100
       Proved developed                  8,100        10,800

     MCF of gas
     ----------
       Proved                          962,800     1,036,600
       Proved developed                916,000       897,400


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


                                           September 30
                                        ------------------
                                        2000          1999
                                        ----          ----

       Proved                       $2,001,300     1,298,800
       Proved developed             $1,884,000     1,069,500

     The above reserves are located entirely within the United States.

OIL AND GAS RESERVE ESTIMATES FILED
-----------------------------------

     Since September 30, 2000 the Company has filed no estimates of total proved net oil or gas reserves with or included such information in reports to any federal authority or agency other than the Securities and Exchange Commission.

NET OIL AND GAS PRODUCTION
--------------------------

     The following table shows, for the periods indicated, the approximate production attributable to the Company's oil and gas interests.


                               YEAR ENDED SEPTEMBER 30
                               -----------------------
                                 2000           1999
                                 ----           ----


     Crude Oil (Bbls)             2,000          1,900
     Natural Gas (MCF)           57,700         53,300


     The following table shows, for the periods indicated, the approximate average sales price per barrel of oil and MCF of gas and approximate average production cost of oil and gas produced on a relative unit basis.


                               YEAR ENDED SEPTEMBER 30
                               -----------------------
                                 2000           1999
                                 ----           ----


   Average Sales Price
     Per Barrel of Oil         $ 23.41          10.85
     Per MCF of Gas            $  3.24           2.25

   Average Lifting Cost
     Per Equivalent MCF        $   .17            .42
     Per Equivalent BBL        $  4.41           3.07

TOTAL GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES
--------------------------------------------------------

     The following table sets forth the Company's total gross and net productive wells as of September 30, 2000, which are located on 10,657 gross (1,694 net) acres:

               Gross Wells                Net Wells
               -----------               -----------
               Oil     Gas               Oil     Gas
               ---     ---               ---     ---

                2       22              .15     3.13

NET PRODUCTIVE AND DRY EXPLORATORY AND DEVELOPMENT WELLS
--------------------------------------------------------

     The following table sets forth the number of net productive and dry exploratory and development wells drilled by the Company during fiscal 2000, and 1999.

          Exploratory Wells             Development Wells
          -----------------             -----------------
         Net Prod.   Net Dry         Net Prod.   Net Dry
         ---------   -------         ---------   -------
                              2000
                              ----
             0         .023            .34         0
                              1999
                              ----
            .05        .028            .4250       0

PRESENT ACTIVITIES
------------------

     As of December 31, 2000, the Company is not involved in the drilling of any wells.

FUTURE OIL AND GAS DELIVERY CONTRACTS
-------------------------------------

     The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements.


                                     ITEM 3.

                                LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings, nor have any such proceedings been threatened and none are contemplated, except for the demand for reimbursement of certain taxes as described in Note 11. The Company knows of no legal proceedings, pending or threatened, or judgments against any Director or Officer of the Company in their capacity as such, nor are any such persons involved in "Certain Legal Proceedings" as defined in Section 401(f) of Regulation SK.

                                     ITEM 4.

               SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the vote of security holders during the fourth quarter of the fiscal year.


                                     PART II


                                     ITEM 5.

            MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's Common Stock is traded in the over-the-counter market and listed on the Bulletin Board under the symbol "CLXE". The following quotations, where quotes were available, were obtained from information published by the NASD and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

     FISCAL 1999
     -----------
                                   HIGH                    LOW
                                   ----                    ---
Quarter Ended
  December 31, 1998                 .20                    .125
  March 31, 1999                    .20                     .15
  June 30, 1999                     .20                     .10
  September 30, 1999                .25                     .15

     FISCAL 2000
     -----------
                                   HIGH                    LOW
                                   ----                    ---
Quarter Ended
  December 31, 1999                 .20                     .15
  March 31, 2000                    .44                     .19
  June 30, 2000                     .31                     .25
  September 30, 2000                .38                     .25

     The Company has paid no dividends on its common stock and does not expect to pay dividends in the foreseeable future.

     The following table sets forth the approximate number of security holders of record of the Company's $0.01 par value common stock and $0.01 par value preferred stock as of September 30, 2000.

     TITLE OF CLASS   SHARES OUTSTANDING   NUMBER OF SHAREHOLDERS
     --------------   ------------------   ----------------------

     $0.01 Par Value      10,545,132               1,114
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

     During fiscal 2000 the Company purchased 3,000 shares of common stock of the Company for $812.


                                     ITEM 6.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OR OPERATIONS

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS
--------------------------------------------

     In fiscal 2000 the Company participated in the drilling of 6 wells, 4 of which were productive. In fiscal 1999 the Company purchased interests in six producing gas wells and participated in the drilling of 4 wells, three of which were productive. Based on current prices for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the next fiscal year.

     In fiscal 1999 the Company completed a private placement of 5,773,793 shares of its common stock for $275,000.

     The Company's current assets exceed its current liabilities by approximately $89,000. The Company believes it has adequate cash flow, based on current oil and gas prices to service the bank debt for the next fiscal year.

     The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis.

RESULTS OF OPERATIONS
---------------------
YEAR ENDED SEPTEMBER 30, 2000 COMPARED WITH YEAR ENDED SEPTEMBER 30, 1999:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 2000 was $656,811 compared to $167,779 for the year ended September 30, 1999. This increase is primarily attributable to additional revenues from new oil and gas wells that the Company participated in drilling and increases in average unit prices for oil and gas. Management fees increased due to operating fees received for operating certain producing wells and management fees received for serving as general partner of a limited partnership.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                   YEAR ENDED SEPTEMBER 30
                                   -----------------------
     Quantities Sold                2000             1999
     ---------------                ----             ----

       Oil (Bbls.)                   2,000            1,900
       Gas (MCF)                   186,900           53,300

     Average Unit Price
     ------------------

       Oil (Bbls.)                  $23.41            10.85
       Gas (MCF)                    $ 3.26             2.25

Operating Costs and Expenses
----------------------------

     Lease operating expense, was $127,282 for the year ended September 30, 2000 compared to $36,006 for the year ended September 30, 1999. Production taxes increased from $15,182 in the 1999 fiscal year to $35,548 in the 2000 fiscal year. The increases are attributable primarily to the additional wells and the increase in oil and gas sales.

     Depreciation and depletion increased as a result of the increase in oil and gas properties and related production.

     Dry hole expense and abandoned leases increased as a result of the increase in drilling activity.

     General and administrative expense for the year ended September 30, 2000 was $166,806 compared to $118,151 for the year ended September 30, 1999. The increase was primarily the result of a general increase in most expenses resulting from the increased activity due to the additional producing properties and acting as operator on certain producing wells.

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

                                     ITEM 7.


                              FINANCIAL STATEMENTS
                              --------------------


                                CLX ENERGY, INC.


                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page

Independent Auditor's Report                                               15
Balance Sheet - September 30, 2000                                         16
Statements of Operations - years ended
  September 30, 2000 and 1999                                              17
Statements of Stockholders' Equity -
  years ended September 30, 2000 and 1999                                  18
Statements of Cash Flows - years ended
  September 30, 2000 and 1999                                              19
Notes to financial statements - years
  ended September 30, 2000 and 1999                                        21

                                EASTON AND BARSCH
                          CERTIFIED PUBLIC ACCOUNTANTS
                       8790 WEST COLFAX AVENUE, SUITE 106
                               LAKEWOOD, CO  80215


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
CLX Energy, Inc.
Denver, CO


We have audited the accompanying balance sheet of CLX Energy, Inc. as of September 30, 2000 and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLX Energy, Inc. as of September 30, 2000 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2000, in conformity with generally accepted accounting principles.


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado

December 18, 2000

                                CLX ENERGY, INC.
                                  Balance Sheet
                               September 30, 2000

              Assets
              ------
Current assets:
   Cash                                       $   604,532
   Accounts receivable:
     Trade                                        100,996
     Oil and gas sales                            436,611
   Prepaid expenses                                 3,546
                                                ---------
          Total current assets                  1,145,685
                                                ---------
Property and equipment, at cost :
   Oil and gas properties (successful
     effort method):
       Proved                                     909,430
       Unproved                                    67,959
   Office equipment                                16,353
                                                ---------
                                                  993,742
       Less accumulated depreciation
         and depletion                         (  365,060)
                                                ---------
   Property & equipment, net,                     628,682
Other assets - oil and gas bond deposit            25,603
                                                ---------
                                              $ 1,799,970
                                                =========

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                    $   332,002
     Oil and gas sales                            624,413
   Current portion of long-term debt               83,268
   Accrued liabilities and other                   16,744
                                                ---------
          Total current liabilities             1,056,427
                                                ---------
Long-term debt, less current portion              250,496
Stockholders' equity:
   Preferred stock, $.01 par value,
     2,000,000 shares authorized,
     600,000 shares designated Series A
     $.06 cumulative convertible: - no
     shares outstanding                               -
   Common stock, $.01 par value,
     50,000,000 shares authorized,
     10,545,132 shares issued and
     outstanding                                  105,451
   Additional paid-in capital                     742,488
   Accumulated deficit                         (  354,892)
                                                ---------
          Net stockholders' equity                493,047
                                                ---------
                                              $ 1,799,970
                                                =========

The accompanying notes are an integral part of these financial statements.

                                       16

                                CLX ENERGY, INC.
                            Statements of Operations
                     Years Ended September 30, 2000 and 1999


                                                2000          1999
                                                ----          ----


Revenues:
   Oil and gas sales                         $ 656,811       167,779
   Management fees                              77,815         7,267
                                               -------       -------
     Total revenue                             734,626       175,046
                                               -------       -------
Operating expenses:
   Lease operating                             127,282        36,006
   Production taxes                             35,548        15,182
   Lease rentals                                10,513         2,789
   Dry holes and abandoned leases               37,075         5,599
   Depreciation and depletion                  112,101        41,769
   Unusual expenses                                -          15,078
   Impairment of oil and gas properties            -           3,088
   General and administrative                  166,806       118,151
                                               -------       -------
     Total operating expenses                  489,325       237,662
                                               -------       -------
     Operating income (loss)                   245,301      ( 62,616)
                                               -------       -------
Other income (expenses):
   Gain on sale of assets                        9,002         6,452
   Interest income                               6,672         1,429
   Interest expense                           ( 46,917)     (  9,751)
                                               -------       -------
     Total other income (expenses)            ( 31,243)     (  1,870)
                                               -------       -------

Income (loss) before income taxes              214,058      ( 64,486)

   Provision for income taxes                 (  3,500)          -
                                               -------       -------

          Net income (loss)                  $ 210,558      ( 64,486)
                                               =======       =======

Net income (loss) per common share
   Basic                                     $     .02      (    .01)
                                               =======       =======
   Diluted                                   $    .02       (    .01)
                                               =======       =======

Weighted average number of
   common shares outstanding
     Basic                                  10,548,124     8,296,085
                                            ==========     =========
     Diluted                                10,762,410     8,296,085
                                            ==========     =========


The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                       Statements of Stockholders' Equity
                     Years Ended September 30, 2000 and 1999


                         Preferred Stock       Common Stock    Additional    Accumulated
                         ---------------       ------------      Paid-in     -----------
                         Shares   Amount     Shares    Amount    Capital      Deficit
                         ------   ------     ------    ------    -------      -------


Balances,
  October 1, 1998       134,000  $ 1,340   4,054,154  $  40,542   541,417   (500,964)

Common stock issued
  for preferred stock  (134,000)  (1,340)    670,005      6,700  (  5,360)       -

Common stock issued
  for cash, net of
  expenses                  -        -     5,773,973     57,739   201,713        -

Common stock issued
  on exercise of
  stock options             -        -        50,000        500     5,500        -

Net loss                    -        -           -          -         -     ( 64,486)
                        -------    -----  ----------    -------   -------    -------

Balances,
  September 30, 1999        -        -    10,548,132    105,481   743,270   (565,450)

Common stock purchases      -        -   (     3,000)  (     30) (    782)       -

Net income                  -        -           -          -         -      210,558
                        -------    -----  ----------    -------   -------    -------

Balances,
  September 30, 2000        -    $   -    10,545,132  $ 105,451   742,488   (354,892)
                        =======    =====  ==========    =======   =======    =======


The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                            Statements of Cash Flows
                     Years Ended September 30, 2000 and 1999

                                                     2000         1999
                                                     ----         ----
Cash flows from operating activities:
   Net income (loss)                            $   210,558   (   64,486)
   Adjustments to reconcile net income (loss)
  to net cash provided by operating
  activities:
    Depreciation and depletion                      112,101       41,769
    Impairment of oil and gas
     properties                                         -          3,088
       Abandoned properties                          12,331        1,171
       Gain on sale of assets                    (    9,002)  (    6,452)
       (Increase) decrease in
      accounts receivable                        (  161,735)  (  368,479)
       (Increase) decrease in
      prepaid expenses                           (    2,408)  (    1,138)
    Increase (decrease) in
         accounts payable                           404,677      470,131
       Increase (decrease) in
         prepaid drilling costs                  (   90,050)      90,050
    Increase (decrease) in
         accrued expenses                             3,500        4,889
                                                  ---------    ---------
    Net cash provided by (used in)
      operating activities                          479,972      170,543
                                                  ---------    ---------
Cash flows from investing activities:
   Proceeds from sale of property
  and equipment                                      25,594        8,281
   Purchase of property and equipment            (  170,686)  (  511,997)
   Purchase of assets held for sale                     -     (1,585,640)
   Reduction in assets held for sale              1,585,640          -
   Additions to other assets                     (      603)  (   25,000)
                                                  ---------    ---------
    Net cash provided by (used
      in) investing activities                    1,439,945   (2,114,356)
                                                  ---------    ---------
Cash flows from financing activities:
   New short-term borrowings                            -        202,125
   Payments on short-term borrowings                    -     (  202,125)
   New long-term borrowings                             -      2,000,000
   Payments on long-term borrowings              (1,632,903)  (   33,333)
   Proceeds from issuance of common stock               -        265,452
   Purchase of common stock                      (      812)         -
                                                  ---------    ---------
    Net cash provided by (used
      in) financing activities                   (1,633,715)   2,232,119
                                                  ---------    ---------
          Net increase (decrease) in cash           286,202      288,306
Cash, beginning of year                             318,330       30,024
                                                  ---------    ---------
Cash, end of year                               $   604,532      318,330
                                                  =========    =========

Supplemental disclosures of cash
  flow information - cash paid
  during period for interest                    $    41,861        5,315
                                                  =========    =========

                                   (CONTINUED)

                                CLX ENERGY, INC.
                            Statements of Cash Flows
                     Years Ended September 30, 2000 and 1999
                                   (Continued)


Supplemental disclosure of noncash investing and financing activities:

                                                     2000         1999
                                                     ----         ----


Conversion of Series A preferred
  stock to common stock                           $     -          1,340


The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2000 and 1999


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

     (e)  Fair value of financial instruments
          -----------------------------------
          The Company's financial instruments consist of cash, accounts receivable, accounts payable, bank debt, and accrued liabilities.
          The carrying value of cash and cash equivalents, accounts receivable, accounts payable, bank debt, and accrued liabilities are considered to be representative of their fair market value, due to the short maturities of such instruments.

     (f)  Income (loss) per common share
          ------------------------------
          Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

          Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential conversion of stock options for the year ended September 30, 2000. Stock options are not considered in diluted EPS for the year ended September 30, 1999 as the impact of the potential common shares (500,000 shares at September 30, 1999) would be to decrease loss per share. Therefore, diluted loss per share for the year ended September 30, 1999 is equivalent to basic loss per share.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


     (g)  Comprehensive Income
          --------------------
          During the year ended September 30, 1999, the company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. During fiscal 2000 and 1999,the Company did not have any components of comprehensive income to report.

(2)  Oil and Gas Property Acquisition
     --------------------------------
          In a transaction effective April 1, 1999 the Company acquired interests in six producing oil and gas wells and an interest in undeveloped oil and gas leases for $1,935,250. The Company borrowed $2,000,000 from a bank to pay for the acquisition. The Company sold, at its cost, plus an expense reimbursement of 2.5%, 80% of the properties acquired in the acquisition to a limited partnership in which the Company is the general partner. The Company contributed 1% of capital contributions to the partnership in exchange for a 5% interest in the income and expenses of the partnership. The partnership was organized in early October, 1999 and paid for its share of the properties on October 12, 1999. A portion of the proceeds received were used to reduce bank debt by $1,548,000 on October 12, 1999.

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

          The weighted average balance outstanding and the weighted average interest rate for 2000 and 1999 were as follows:
                                                          2000          1999
                                                          ----          ----
               Weighted average balance
                 outstanding                            $429,816       297,231
               Weighted average interest rate                9.7%          8.9%

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

          During fiscal 2000 the Company purchased 3,000 shares of common stock of the Company for $812.

(6)  Stock Options
     -------------
          During the 1994 fiscal year the Company adopted an employee incentive stock option plan which provides for the issuance to employees, including officers, of up to 10 percent of the issued and outstanding shares of common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. Options on 100,000 shares issued during the 1994 fiscal year under this plan were canceled on February 2, 1999. Options on 500,000 shares were granted on April 26, 1999 and remain outstanding at September 30, 2000.

          During the 1994 fiscal year the Company adopted a director stock option plan which provides for the issuance to members of the board, who are not full time employees of the Company, options to purchase up to 125,000 shares of the Company's common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. The Company issued options on 125,000 shares under this plan in prior fiscal years and all of the options were canceled on February 2, 1999.

          The Company granted non-qualified options to an officer of the Company for 200,000 common shares at $ .25 per share during a prior fiscal year. The options were exercisable for up to ten years after the date of grant. These options were canceled on February 2, 1999.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


          In connection with the acquisition of an oil and gas property in September, 1994, the Company issued non-qualified options for 50,000 shares of common stock at $ .12. The options were exercised in August, 1999.

          A summary of certain stock options information follows:

                                     Outstanding options    Exercisable options
                                     -------------------    -------------------
                                                Weighted               Weighted
                                     Number of   average    Number of   average
                                       shares     price       shares     price
                                       --------   -------     --------   -------
          September 30, 1999:
          -------------------
           Incentive stock options     500,000   $  .16           -      $   -

          September 30, 2000:
          -------------------
           Incentive stock options     500,000   $  .16       100,000    $  .16

          No incentive stock options were exercised during the 2000 or 1999 fiscal years.

          The Company has elected to account for grants of stock options under APB Opinion No. 25. No compensation cost has been recognized on the statements of operations through September 30, 2000 for stock options granted. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) requires compensation expense to be determined based on the fair value, as defined, of options at the grant date. Pro forma net earnings and pro forma earnings per share must be disclosed based on the additional compensation expense. No options were granted during the 2000 fiscal year. For the 1999 fiscal year, additional compensation expense under SFAS No. 123 would have increased the net loss from $64,486 to a pro forma net loss of $101,486. The additional compensation expense for 1999 did not change the net loss per share of $.01. The pro forma adjustment is calculated using an estimated fair market value of each option on the date of grant based upon an expected life of 7 years, risk-free interest rate of 6.3%, expected dividend yield of 0% and volatility of 30%.

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

(8)  Income Taxes
     ------------
          The components of the provision for income taxes are:

                                               2000         1999
                                               ----         ----

               Current income taxes:
                  Federal                     $ 2,500          -
                  State                         1,000          -
                                               ------        -----
                    Total current               3,500          -
               Deferred income taxes              -            -
                                               ------        -----
                    Total provision           $ 3,500          -
                                               ======        =====

          The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                               2000         1999
                                               ----         ----

               Federal statutory rate           35.0%       (35.0%)
               Net operating losses            (17.3 )         -
               State taxes                       0.0           -
               Statutory depletion             ( 4.0 )         -
               Intangible drilling costs       (13.9 )         -
               Other                           ( 1.4 )         -
               Valuation allowance                -          35.0
                                                -----        -----

                  Effective tax rate             1.6%         0.0%
                                                =====        =====

          At September 30, 2000, after giving effect to ownership changes that occurred in the 1999 fiscal year, the Company has a net operating loss carryforward of approximately $360,000 which expires in varying amounts from September 30, 2003 through 2017. The $360,000 carryforward is subject to an annual limitation of approximately $23,500. Differences between income tax and financial statement basis of assets consists of basis difference of oil and gas properties ($40,000) as a result of a purchase acquisition in a prior fiscal year and intangible drilling costs ($140,000) which are expensed for tax purposes.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


          Benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company, prior to the year ended September 30, 2000, make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.

          Components of deferred tax liabilities and deferred tax assets of the Company are comprised of the following at September 30, 2000:

               Gross deferred tax liabilities:
                    Proved properties
                      basis differences                              $( 63,000)
               Gross deferred tax assets:
                    Net operating loss carryforward                    126,000
                    Valuation allowance for deferred
                      tax assets                                      ( 63,000)
                                                                       -------
               Net deferred amount                                   $     -
                                                                       =======

(9)  Lease
     -----
          The Company leases office space under a non-cancelable operating lease agreement. This lease requires monthly rent of $1,138. The lease also requires the Company to pay certain operating costs of the leased property. Rent expense for all operating leases totaled $14,586 and $12,962 during 2000 and 1999, respectively. Minimum lease payments under the lease are $14,837 in fiscal 2001.

(10)  Major Customers
      ---------------
          During the years ended September 30, 2000 and 1999 the Company had the following major customers which acquired 10% or more of total oil and gas revenues:

                                        2000       1999
                                        ----       ----

               Cabot Oil & Gas           22%        39%
               Credo Petroleum Corp      - %        23%
               Kansas Gas Supply         59%        18%

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


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

          A predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. Panhandle Eastern Pipe Line Company has advised the Company that Calvin Exploration Inc., as first seller, was paid $57,732 in Kansas Ad Valorem taxes. The Company was also advised that as successor in interest to the first seller, the amount of the refund that must be repaid with interest was approximately $196,000 on the due date of March 9, 1998.

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

          The Company has received various correspondence from the FERC concerning its request for Staff Review, the latest dated October 31, 2000. In this letter the Company was advised that it was responsible only for reimbursement of it's working interest share of the total refund. Additional information was requested prior to the Commission making a decision to relieve the Company of the obligation to reimburse taxes on behalf of the royalty owners. The request for installment payments was not addressed.

          The Company has booked approximately $60,000 as a current liability to cover the Company's estimated share of the reimbursement claim.

                                CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)


(12) Oil and Gas Expenditures
     ------------------------
          The Company's results of operations from oil and gas exploration and production activities (all within the United States) for fiscal 2000 and 1999 were as follows:
                                                    2000        1999
                                                    ----        ----
             Revenues from oil and gas
                producing activities             $ 656,811     167,779
             Producing costs                      (162,830)   ( 51,188)
             Depreciation, depletion and
                impairment provision              (109,201)   ( 44,181)
                                                   -------     -------
             Results of operations from
                oil and gas producing
                activities (excluding
                general and administrative
                and interest costs)              $ 384,780      72,410
                                                   =======     =======

          The following table sets forth the costs incurred in oil and gas producing activities during 2000 and 1999:

                                                     2000        1999
                                                     ----        ----
             Property acquisition costs:
                Unproved                          $  30,820      44,988
                Proved                                  -       369,963
             Exploration costs                       50,485      55,586
             Development costs                       73,889      38,457

          Depreciation and depletion of oil and gas properties per $1.00 of gross revenue was $0.17 and $0.24 in 2000 and 1999, respectively.
          The impairment provision of oil and gas properties was $.02 per $1.00 of gross revenue in 1999.

          The capitalized costs related to oil and gas properties were as follows at September 30, 2000 and 1999:

                                                 2000       1999
                                                 ----       ----
             Proved properties                $ 909,430    788,131
             Unproved properties                 67,959     60,302
                                               -------    -------
                Total capitalized costs         977,389    848,433
             Less accumulated depreciation
                and depletion                  (357,966)  (251,839)
                                                -------    -------
             Net capitalized costs            $ 619,423    596,594
                                                =======    =======

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


(13) Supplemental Schedules of Reserve Information (Unaudited)
     ---------------------------------------------------------
          The following reserve related information for 2000 and 1999 is based on estimates prepared by management of the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Company's oil and gas reserves are located in the United States.

                                                     Oil (Bbl)   Gas (MCF)
                                                     ---------   ---------

          Proved reserves at September 30, 1998         23,100     214,400
             Revisions in previous estimates          ( 10,700) (   31,000)
             Purchase of reserves                          -       612,400
             Discoveries                                   600     294,100
             Production                               (  1,900) (   53,300)
                                                       -------   ---------
          Proved reserves at September 30, 1999         11,100   1,036,600
             Revisions in previous estimates          (  2,000) (   57,700)
             Discoveries                                 1,000     170,800
             Production                               (  2,000) (  186,900)
                                                       -------   ---------
          Proved reserves at September 30, 2000          8,100     962,800
                                                       =======   =========

          Proved developed reserves:

               September 30, 1999                       10,800     897,400
               September 30, 2000                        8,100     916,000

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

                                                        September 30
                                                      ----------------
                                                      2000        1999
                                                      ----        ----

          Future cash inflows                     $3,764,900   2,675,400
          Future production costs                    922,700     654,000
                                                   ---------   ---------
          Future cash flows                        2,842,200   2,021,400
          10% annual discount for estimated
            timing of cash flows                     840,900     722,600
                                                   ---------   ---------
          Standardized measure of
            discounted cash flows                 $2,001,300   1,298,800
                                                   =========   =========

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


          The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                    September 30
                                                 ------------------
                                                 2000          1999
                                                 ----          ----

          Standardized measure,
            beginning of year               $ 1,298,800       310,200
          Sales of oil and gas,
            net of production costs          (  494,000)   (  124,300)
          Purchase of reserves                      -         719,800
          Discoveries                           428,300       457,700
          Net changes in prices and
            future production costs             816,600        41,200
          Revisions of previous
            quantity estimates               (  147,000)   (  127,200)
          Accretion of discount                  98,600        21,400
                                              ---------     ---------
          Standardized measure,
            end of year                     $ 2,001,300     1,298,800
                                              =========     =========

          Future net cash flows were computed using year-end prices for oil of $27.18 in 2000 and $16.68 in 1999 and for gas of $3.68 in 2000 and
          $2.40 in 1999.

                                     ITEM 8.

           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

     There have not been any disagreements between the Company and its auditors on accounting and financial disclosure.


                                    PART III


                                     ITEM 9.

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning the Company's Directors and Executive Officers is set forth below:

                                                                 PERIOD OF
          NAME & AGE                    POSITION                  SERVICE
          ----------                    --------                  --------

     James L. Burkhart           Chairman of the board,       February 2, 1999
          66                     Director                     to Present


     Robert E. Gee               Director                     February 2, 1999
          69                                                  to Present


     E. J. Henderson             President, CEO,              March 26, 1993
          66                     Treasurer & Director         to Present


     Ronald M. Sitton            Secretary and Director       February 2, 1999
          54                                                  to Present


     S. W. Houghton              Director                     March 26, 1993
          60                                                  to Present


     George H.C. Lawrence        Director                     December 2, 1993
          63                                                  to Present

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Under the U.S. securities laws, directors, certain executive officers and persons holding more than ten percent of the Company's common stock must report their initial ownership of the common stock and any changes in the ownership to the SEC. The SEC has designated specific due dates for those reports and the Company must identify in this report those persons who did not file those reports when due. Based solely on the Company's review of copies of the reports filed with the SEC and written representations of its directors and executive officers, the Company believes that all persons subject to reporting filed required reports on time in the fiscal year ended September 30, 2000.

                                    ITEM 10.

                             EXECUTIVE COMPENSATION


     The following table sets information regarding compensation of certain Executive Officers of the Company.

     Name             Principal Position          Year          Annual
     ----             ------------------          ----        Compensation
                                                              ------------

E. J. Henderson  President, Chief Executive       2000          $49,000
                 Officer and Chief Financial      1999          $38,000
                 Officer

     The officers receive no benefits other than cash compensation.

     The Company does not have any plans for its Executive Officers involving stock appreciation rights, long term incentive, employment contracts, termination of employment and change in control agreements. An officer of the Company has stock options totaling 500,000 shares which were granted in 1999. These options are detailed in Item 7, Note 6 to the financial statements.

     Directors are not compensated for their services; however, directors are currently reimbursed travel expenses and the cost of overnight accommodations incurred in connection with attendance of Directors meetings.


                                    ITEM 11.

         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of the Company's equity securities by the directors and executive officers of the Company, and certain individuals who own 5% or more of the Company's outstanding common stock.
                                               COMMON STOCK
  NAME                   POSITION            PAR VALUE $0.001     % OF CLASS
------                   --------            ----------------     ----------

Officers & Directors:
---------------------

James L. Burkhart        Chairman of the       2,569,551(1)        24.37
4904 Lakeridge Dr.       Board, Director &
Lubbock, TX  79424       Member of the
                         Executive Committee

E. J. Henderson          CEO, President          285,000(2)         2.70
518 17th St., Suite 745  Treasurer, Director
Denver, CO  80202        Member of the
                         Executive Committee

Ronald M. Sitton         Secretary, Director     314,944            2.99
4904 Lakeridge Dr.       Member of the
Lubbock, TX  79424       Executive Committee

Robert E. Gee            Director                944,832(3)         8.96
69 DeBell Drive
Atherton, CA  94027

S. W. Houghton           Director                412,390            3.91
420 Madison Ave., Suite 901
New York, NY  10017

George H.C. Lawrence     Director                 42,000(4)         0.39
198 Spinnaker Drive
Vero Beach, FL  32963

Officers and Directors
as a group (6 Persons)                         4,568,717           43.32


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

(4)  Held in the name of Lawrence Properties, Inc.


                                    ITEM 12.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


For information on these matters refer to Notes 4 and 6 of "Notes to Financial Statements".

                                    ITEM 13.

                     EXHIBITS, LISTS AND REPORTS ON FORM 8-K


     (a)  The following documents are filed as a part of this report.

          (i) Financial Statements. See "Index to Financial Statements and Supplemental Schedules" in Part II, Item 7.

          (ii)  Exhibits:
                Exhibit 11.  Computation of Net Income (Loss) Per Share
                Exhibit 27.  Financial Data Schedule

     (b) No reports on Forms 8-K were filed during the Company's fiscal quarter ended September 30, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CLX ENERGY, INC.


Date:   December 19, 2000          By /s/ E. J. Henderson
                                     --------------------
                                     E. J. Henderson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on dates indicated:


Date:   December 19, 2000          By /s/ James L. Burkhart
                                     ----------------------
                                     James L. Burkhart, Chairman of the
                                     Board and Director

Date:   December 19, 2000          By /s/ Robert E. Gee
                                     ------------------
                                     Robert E. Gee, Director

Date:   December 19, 2000          By /s/ E. J. Henderson
                                     --------------------
                                     E. J. Henderson, CEO, President,
                                     Treasurer and Director

Date:   December 19, 2000          By /s/ Ronald M. Sitton
                                     ---------------------
                                     Ronald M. Sitton, Secretary and Director

Date:   December 19, 2000          By
                                     -------------------
                                     S. W. Houghton, Director

Date:   December 19, 2000          By /s/ George H.C. Lawrence
                                     -------------------------
                                     George H.C. Lawrence, Director