Form 10QSB
period 2000-12-31
CLX ENERGY INC
filed 2001-02-12
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2000

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

As of February 7, 2001, there were 10,545,132 shares of the Registrant's sole class of Common Stock outstanding.


Transitional Small Business Disclosure Format    Yes   No   X
                                                          ---

                                CLX ENERGY, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    Independent Accountants' Report                                       1

    Condensed Balance Sheet
      December 31, 2000                                                   2

    Condensed Statements of Operations
      Three Months December 31, 2000 and 1999                             3

    Condensed Statement of Stockholders' Equity
      Three Months Ended December 31, 2000                                4

    Condensed Statements of Cash Flows
      Three Months Ended December 31, 2000 and 1999                       5

    Notes to Condensed Financial Statements
      Three Months Ended December 31, 2000 and 1999                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             9


PART II - OTHER INFORMATION                                              11

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
CLX Energy, Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of December 31, 2000, the related condensed statements of operations, changes in stockholders' equity and cash flows for the three-month period then ended. These condensed financial statements are the responsibility of the Company's management.

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


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


February 12, 2001

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                December 31, 2000
                                   (Unaudited)

ASSETS
------
Current assets:
  Cash                                                $   595,952
  Accounts receivable:
    Trade                                                 426,594
    Oil and gas sales                                     626,390
  Prepaid expenses                                          2,342
                                                        ---------
         Total current assets                           1,651,278
                                                        ---------
Property and equipment, at cost:
  Oil and gas properties (successful effort method):
    Proved                                              1,239,484
    Unproved                                               72,794
  Office equipment                                         16,353
                                                        ---------
                                                        1,328,631
    Less accumulated depreciation and depletion        (  397,064)
                                                        ---------
                                                          931,567
                                                        ---------
Other assets - oil and gas bond deposit                    25,972
                                                        ---------
                                                      $ 2,608,817
                                                        =========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable:
    Trade                                             $   845,305
    Oil and gas sales                                     591,906
  Current portion of long-term debt                       120,000
  Accrued liabilities and other                            13,244
                                                        ---------
         Total current liabilities                      1,570,455
                                                        ---------

Long-term debt, less current portion                      457,857
                                                        ---------

Stockholder's equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, 600,000 shares designated
    Series A $.06 cumulative convertible
    no shares outstanding                                     -
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 10,545,132 issued and outstanding         105,451
  Additional paid in capital                              742,488
  Accumulated deficit                                  (  267,434)
                                                        ---------
        Net stockholders' equity                          580,505
                                                        ---------
                                                      $ 2,608,817
                                                        =========

The accompanying notes are an integral part of these condensed financial statements.


                                CLX ENERGY, INC.
                       Condensed Statements of Operations
                  Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)


                                                Three Months Ended
                                                   December 31,
                                                ------------------

                                                2000          1999
                                                ----          ----
Revenues:
   Oil and gas sales                         $ 240,068        94,215
   Management fees and other                    17,620        68,135
                                               -------       -------
     Total revenue                             257,688       162,350
                                               -------       -------
Operating expenses:
   Lease operating                              34,339        20,588
   Production taxes                             14,804         6,122
   Lease rentals                                   935         4,171
   Dry holes and abandoned leases               30,266           -
   Depreciation and depletion                   32,504        19,532
   General and administrative                   57,222        69,393
                                               -------       -------
     Total operating expenses                  170,070       119,806
                                               -------       -------
     Operating income                           87,618        42,544
                                               -------       -------
Other income (expenses):
   Gain on sale of assets                        7,305           -
   Interest income                               2,254           880
   Interest expense                           (  9,719)     ( 12,010)
                                               -------       -------
     Other income (expenses)                  (    160)     ( 11,130)
                                               -------       -------

          Net income                         $  87,458        31,414
                                               =======       =======

Net income per common share
   Basic                                     $     .01           .00
                                               =======       =======
   Diluted                                   $     .01           .00
                                               =======       =======

Weighted average number of
   common shares outstanding
     Basic                                  10,545,132    10,548,132
                                            ==========    ==========
     Diluted                                10,711,799    10,590,989
                                            ==========    ==========


The accompanying notes are an integral part of these condensed financial statements.


                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                      Three Months Ended December 31, 2000
                                  (Unaudited)


                                                Additional
                            Common Stock          Paid-in    Accumulated
                         Shares      Amount       Capital      Deficit
                         ------      ------       -------      -------
Balances,
  October 1, 2000      10,545,132   $105,451      742,488   (354,892)

Net income                    -          -            -       87,458
                       ----------    -------      -------    -------
Balances,
  December 31, 2000    10,545,132   $105,451      742,488   (267,434)
                       ==========    =======      =======    =======


The accompanying notes are an integral part of these condensed financial statements.


                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                  Three Months Ended December 31, 2000 and 1999
                                   (Unaudited)

                                                         Three Months Ended
                                                            December 31,
                                                        --------------------
                                                        2000            1999
                                                        ----            ----
Cash flows from operating activities:
 Net income                                        $    87,458          31,414
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                          32,504          19,532
    Gain on sale of assets                          (    7,305)            -
    (Increase) decrease in accounts receivable      (  515,377)        211,372
    Decrease in prepaid expense                          1,204             -
    Increase (decrease) in accounts payable            480,796      (  204,012)
    Increase (decrease) in accrued
      liabilities and other                         (    3,500)         22,398
    Other                                                  -               500
                                                     ---------       ---------
      Total adjustments                             (   11,678)         49,790
                                                     ---------       ---------
        Net cash provided by
          operating activities                          75,780          81,204
                                                     ---------       ---------

Cash flows from investing activities:
 Proceeds from sale of property and equipment           36,525             -
 Reduction in assets held for sale                         -         1,585,640
 Purchase of property and equipment                 (  364,609)     (   25,526)
 Addition to other assets                           (      369)            -
                                                     ---------       ---------
      Net cash provided by (used in)
        investing activities                        (  328,453)      1,560,114
                                                     ---------       ---------

Cash flows from financing activities:
 New long-term borrowings                              265,000             -
 Reductions to long-term debt                       (   20,907)     (1,570,182)
                                                     ---------       ---------

      Net cash provided by (used in)
        financing activities                           244,093      (1,570,182)
                                                     ---------       ---------

      Net increase (decrease) in cash               (    8,580)         71,136

Cash, beginning of period                              604,532         318,330
                                                     ---------       ---------

Cash, end of period                                $   595,952         389,466
                                                     =========       =========

Supplemental disclosures of cash flow:
  Interest paid                                    $     8,357          22,398
                                                     =========       =========
  Income taxes paid                                $     4,300             -
                                                     =========       =========


The accompanying notes are an integral part of these condensed financial statements.


                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                                   (UNAUDITED)


Note A - Basis of Presentation

The condensed balance sheet as of December 31, 2000, the condensed statements of operations for the three months ended December 31, 2000 and 1999, the condensed statement of stockholders' equity for the three months ended December 31, 2000 and the condensed statements of cash flows for the three months ended December 31, 2000 and 1999 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2000 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 2000 financial statements of the Company, the notes thereto and the independent Auditors' Report thereon.


Note B - Net income per common share

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

Basic income (loss) per share of common stock is computed based on the average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options. Stock options are not considered in the calculation for those periods with net losses as the impact of the potential common shares would be to decrease loss per share.


Note C - Oil and Gas Property Acquisition

In December 2000 the Company acquired interests in fifteen producing oil and gas wells for approximately $265,000. The Company borrowed $265,000 from a bank in connection with the acquisition.

Note D - Income Taxes

     No provision for income taxes is required for the three months ended December 31, 2000 and 1999.

     The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                           2000         1999
                                           ----         ----

          Federal statutory rate           35.0%        35.0%
          Net operating losses            ( 2.4 )      (17.5 )
          State taxes                     ( 0.0 )      ( 0.0 )
          Statutory depletion             ( 7.8 )      (14.0 )
          Intangible drilling costs       (24.8 )      ( 3.5 )
                                           -----        -----

             Effective tax rate             0.0%         0.0%
                                           =====        =====

     At September 30, 2000, after giving effect to ownership changes that occurred in the 1999 fiscal year, the Company has a net operating loss carryforward of approximately $360,000 which expires in varying amounts from September 30, 2003 through 2017. The $360,000 carryforward is subject to an annual limitation of approximately $23,500. Differences between income tax and financial statement basis of assets at September 30, 2000 consists of basis difference of oil and gas properties ($40,000) as a result of a purchase acquisition in a prior fiscal year and intangible drilling costs ($140,000) which are expensed for tax purposes.

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

The Company has booked approximately $61,000 as a current liability to cover the Company's estimated share of the reimbursable claim.

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


Liquidity, Capital Resources and Commitments

In the three months ended December 31, 2000 the Company participated in drilling of three wells, one of which the Company believes is capable of commercial production. In December 2000 the Company purchased an interest in 15 oil and gas wells for approximately $265,000. The Company obtained a bank loan for $265,000 in connection with the acquisition.

The Company currently has a positive current ratio with current assets exceeding current liabilities by approximately $80,823. Based on current prices for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to participate in the drilling of additional wells and cover the fixed costs of the Company for the next fiscal year including servicing the bank debt.

The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis and the Company is attempting to purchase additional producing oil and gas properties.


Analysis of Results of Operations:

Oil and gas sales increased for the three months ended December 31, 2000 compared to the three months ended December 31, 1999 primarily as a result of higher prices for gas and oil and additional revenues from oil and gas wells that the Company participated in drilling during the last year.

Management fees and other income received for the three months ended December 31, 2000 decreased over the prior year period due to a one time management fee received in the prior period in connection with the acquisition of oil and gas properties for a limited partnership.

Lease operating expenses and production taxes increased for the three months ended December 31, 2000 due to additional wells and the increase in oil and gas sales. Dry hole expense increased as a result of participating in two dry holes during the three months ended December 31, 2000. Depreciation and depletion increased as a result of the increase in oil and gas properties and related production. General and administrative expenses decreased for the three months ended December 31, 2000 as compared to the prior period primarily due to a decrease in expenses associated with the limited partnership for which it received management fees as described in the preceding paragraph. During the three months ended December 31, 2000 the Company had a gain of $7,305 from selling part of its interest in undeveloped oil and gas leases. Interest income increased as a result of an increase in the amount of interest bearing cash accounts. Interest expense decrease as a result of a reduction in the average amount of debt outstanding.

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

                                 CLX ENERGY, INC.
                                 (REGISTRANT)

Date:  February 12, 2001              By:  /s/ E. J. Henderson
                                      ------------------------
                                      By:  E. J. Henderson
                                           President and Chief Financial Officer