Form 10QSB
period 2001-03-31
CLX ENERGY INC
filed 2001-05-11
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

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

As of May 8, 2001, there were 2,636,283 shares of the Registrant's sole class of Common Stock outstanding.


Transitional Small Business Disclosure Format Yes         No    X
                                                   -----      -----

                                CLX ENERGY, INC.
                                      INDEX


PART  I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    Independent Accountants' Report                                            1

    Condensed Balance Sheet
      March 31, 2001                                                           2

    Condensed Statements of Operations
      Six Months and Three Months Ended March 31, 2001 and 2000                3

     Condensed Statement of Stockholders' Equity
      Six Months Ended March 31, 2001                                          4

     Condensed Statements of Cash Flows
      Six Months Ended March 31, 2001 and 2000                                 5

     Notes to Condensed Financial Statements
      Six Months Ended March 31, 2001 and 2000                                 6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                  9


PART  II - OTHER INFORMATION                                                  11

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
CLX Energy, Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of March 31, 2001, the related condensed statements of operations for the six-month and three-month periods ended March 31, 2001 and 2000, condensed statement of stockholders' equity for the six-month period ended March 31, 2001, and condensed statement of cash flows for the six-month periods ended March 31, 2001 and 2000. These condensed financial statements are the responsibility of the Company's management.

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


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


May 11, 2001

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                 March 31, 2001
                                   (Unaudited)

ASSETS
------
Current assets:
  Cash                                                   $ 1,264,353
  Accounts receivable:
    Trade                                                    275,106
    Oil and gas sales                                        384,306
  Prepaid expenses                                             5,980
                                                           ---------
         Total current assets                              1,929,745
                                                           ---------
Property and equipment, at cost:
  Oil and gas properties (successful effort method):
    Proved                                                 1,330,982
    Unproved                                                  40,281
  Office equipment                                            16,353
                                                           ---------
                                                           1,387,616
    Less accumulated depreciation and depletion           (  435,899)
                                                           ---------
                                                             951,717
                                                           ---------
Other assets - oil and gas bond deposit                       26,342
                                                           ---------
                                                         $ 2,907,804
                                                           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable:
    Trade                                                $   951,543
    Oil and gas sales                                        694,580
  Current portion of long-term debt                          120,000
  Accrued liabilities and other                               18,099
                                                           ---------
         Total current liabilities                         1,784,222
                                                           ---------
Long-term debt, less current portion                         427,857
                                                           ---------
Stockholder's equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, 600,000 shares designated
    Series A $.06 cumulative convertible
    no shares outstanding                                        -
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 2,636,283 issued and outstanding              26,363
  Additional paid in capital                                 849,576
  Accumulated deficit                                     (  180,214)
                                                           ---------
        Net stockholders' equity                             695,725
                                                           ---------
                                                         $ 2,907,804
                                                           =========

The accompanying notes are an integral part of these condensed financial statements.


                                CLX ENERGY, INC.
                       Condensed Statements of Operations
            Six Months and Three Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                          Six Months Ended             Three Months Ended
                                              March 31,                     March 31,
                                         -------------------           -------------------
                                         2001           2000           2001           2000
                                         ----           ----           ----           ----
Revenues:
  Oil and gas sales                  $  557,498        210,370        317,430        116,155
  Management fees and other              38,086         73,772         20,466          5,637
                                       --------       --------       --------       --------
      Total revenue                     595,584        284,142        337,896        121,792
                                       --------       --------       --------       --------
Operating expenses:
  Lease operating                       105,545         54,433         71,206         33,844
  Production taxes                       29,970         13,035         15,166          6,914
  Lease rentals                           1,035          9,195            100          5,024
  Dry holes and abandoned leases         56,317          2,813         26,051          2,813
  Depreciation and depletion             70,838         40,638         38,334         21,106
  General and administrative            153,079        111,246         95,857         41,853
                                       --------       --------       --------       --------
    Total operating costs
      and expenses                      416,784        231,360        246,714        111,554
                                       --------       --------       --------       --------
      Operating income                  178,800         52,782         91,182         10,238
                                       --------       --------       --------       --------
Other income (expenses):
  Gain on sale of assets                 20,735            -           13,430            -
  Interest income                         7,607          3,291          5,353          2,411
  Interest expense                    (  25,964)     (  26,287)     (  16,245)     (  14,277)
                                       --------       --------       --------       --------
    Other income (expenses)               2,378      (  22,996)         2,538      (  11,866)
                                       --------       --------       --------       --------
Net income (loss) before
  income taxes                          181,178         29,786         93,720      (   1,628)
Provision for income taxes                6,500            -            6,500      (     -  )
                                       --------       --------       --------       --------
Net income (loss)                    $  174,678         29,786         87,220      (   1,628)
                                       ========       ========       ========       ========
Net income (loss) per
  common share
    Basic                            $      .07            .01            .03      (     .00)
                                       ========       ========       ========       ========
    Diluted                          $      .06            .01            .03      (     .00)
                                       ========       ========       ========       ========
Weighted average number of
common shares outstanding
  Basic                               2,636,283      2,637,033      2,636,283      2,637,033
                                      =========      =========      =========      =========
  Diluted                             2,709,383      2,706,478      2,709,383      2,637,033
                                      =========      =========      =========      =========

The accompanying notes are an integral part of these financial statements.

                                        3

                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                         Six Months Ended March 31, 2001
                                   (Unaudited)


                                                      Additional
                               Common Stock             Paid-in    Accumulated
                          Shares         Amount         Capital      Deficit
                          ------         ------         -------      -------
Balances,
  October 1, 2000        2,636,283     $  105,451       742,488     (354,892)

Reverse stock split            -        (  79,088)       79,088          -

Stock option issued
  for services                 -              -          28,000          -

Net income                     -              -             -        174,678
                         ---------       --------       -------      -------
Balances,
  March 31, 2001         2,636,283     $   26,363       849,576     (180,214)
                         =========       ========       =======      =======


The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                    Six Months Ended March 31, 2001 and 2000
                                   (Unaudited)

                                                          Six Months Ended
                                                              March 31,
                                                        --------------------
                                                        2001            2000
                                                        ----            ----
Cash flows from operating activities:
 Net income (loss)                                 $   174,678          29,786
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                          70,838          40,638
    Expenses incurred in exchange for options           28,000             -
    Gain on sale of assets                          (   20,735)            -
    (Increase) decrease in accounts receivable      (  121,805)        105,096
    Increase in prepaid expense                     (    2,434)            -
    Increase (decrease) in accounts payable            689,708      (  204,559)
    Increase in accrued liabilities and other            1,355          10,847
    Other                                                  -        (      872)
                                                     ---------       ---------
      Net cash provided by (used in)
        operating activities                           819,605      (   19,064)

Cash flows from investing activities:
 Proceeds from sale of property and equipment           82,529             -
 Reduction in assets held for sale                         -         1,585,640
 Purchase of property and equipment                 (  455,667)     (   92,912)
 Additions to other assets                          (      739)            -
                                                     ---------       ---------
      Net cash provided by (used in)
        investing activities                        (  373,877)      1,492,728

Cash flows from financing activities:
 New long-term borrowings                              265,000             -
 Reductions to long-term debt                       (   50,907)     (1,591,089)
                                                     ---------       ---------
      Net cash provided by (used in)
        financing activities                           214,093      (1,591,089)
                                                     ---------       ---------

      Net increase (decrease) in cash                  659,821      (  117,425)
Cash, beginning of period                              604,532         318,330
                                                     ---------       ---------
Cash, end of period                                $ 1,264,353         200,905
                                                     =========       =========

Supplemental disclosures of cash flow:
  Interest paid                                    $    25,964          23,852
                                                     =========       =========
  Income Taxes paid                                $     6,645             -
                                                     =========       =========


The accompanying notes are an integral part of these financial statements.

                                        5

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


Note A - Basis of Presentation

The condensed balance sheet as of March 31, 2001, the condensed statements of operations for the six months and three months ended March 31, 2001 and 2000, the condensed statement of stockholders' equity for the six months ended March 31, 2001 and the condensed statements of cash flows for the six months ended March 31, 2001 and 2000 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2001 and for all periods presented have been made.

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

Certain amounts reported in the prior period financial statements have been reclassified to conform with the 2001 presentation.

Note B - Capital structure

On March 20, 2001 the shareholders approved a reverse 100 for 1 stock split followed immediately by a forward 1 for 25 share stock split of the Company's common stock. Shareholders holding fewer than 100 common shares of the Company will be cashed out. The Company's authorized common shares of 50,000,000 shares did not change. The par value of the common stock remained at $.01 per share. The financial statements have been adjusted retroactively to reflect this change in capital structure.


Note C - Stock option

On March 20, 2001 the Board of Directors granted an officer of the Company an option to purchase 125,000 shares of stock of the Company at $.40 per share. The Company recorded compensation expense of $28,000 for the three months ended March 31, 2001 since the option price was less than the market price of the stock at the date of grant.

Note D - Net income per common share

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


Note E - Oil and Gas Property Acquisition

In December 2000 the Company acquired interests in fifteen producing oil and gas wells for approximately $265,000. The Company borrowed $265,000 from a bank in connection with the acquisition.


Note F - Income Taxes

No provision for income taxes is required for the six months and three months ended March 31, 2000.

The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                      2001         2000
                                      ----         ----

     Federal statutory rate           35.0%        35.0%
     Net operating losses            ( 2.3 )      (35.0 )
     State taxes                     ( 0.0 )      ( 0.0 )
     Statutory depletion             (11.0 )      ( 0.0 )
     Intangible drilling costs       (18.1 )      ( 0.0 )
                                      -----        -----

     Effective tax rate                3.6%         0.0%
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

Deferred tax benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company, prior to the year ended September 30, 2000, make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.


Note G - Contingency

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

The Company has booked approximately $63,000 as a current liability to cover the Company's estimated share of the reimbursable claim.

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


Liquidity, Capital Resources and Commitments

In the six months ended March 31, 2001 the Company participated in drilling of three wells, one of which the Company believes is capable of commercial production. In December 2000 the Company purchased an interest in 15 oil and gas wells for approximately $265,000. The Company obtained a bank loan for $265,000 in connection with the acquisition.

The Company currently has a positive current ratio with current assets exceeding current liabilities by approximately $145,000. Based on current prices for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to participate in the drilling of additional wells and cover the fixed costs of the Company for the next fiscal year including servicing the bank debt.

The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis and the Company is attempting to purchase additional producing oil and gas properties.


Analysis of Results of Operations:

Oil and gas sales increased for the six months and three months ended March 31, 2001 compared to the six months and three months ended March 31, 2000 primarily as a result of higher prices for gas and oil, additional revenues from oil and gas wells that the Company participated in drilling during the last year, and revenues from the wells purchased in December, 2000.

Management fees and other income received for the six months ended March 31, 2001 decreased over the prior year period due to a one time management fee received in the prior period in connection with the acquisition of oil and gas properties for a limited partnership. Management fees increased for the three months ended March 31, 2001 as compared to the prior year period due to fees from the additional wells that the Company acts as operator.

Lease operating expenses and production taxes increased for the six months and three months ended March 31, 2001 due to additional wells and the increase in oil and gas sales. Dry hole expense increased as a result of participating in two dry holes during the six months and three months ended March 31, 2001. Depreciation and depletion increased as a result of the increase in oil and gas properties and related production. General and administrative expenses increased for the six months and three months ended March 31, 2001 as compared to the prior periods primarily due to a increase in general activity including $28,000 of expense associated with the stock option granted in the three months ended March 31, 2001. During the six months ended March 31, 2001 the Company had a gain of $20,735 from selling part of its interest in undeveloped oil and gas leases ($13,430 for the three months ended March 31, 2001). Interest income increased as a result of an increase in the amount of interest bearing cash accounts. The Company accrued $6,500 for estimated income taxes for the six months and three months ended March 31, 2001.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings.
         None

Item 2.  Changes in Securities.
         On March 20, 2001 the shareholders approved a reverse 100 for 1 stock split followed immediately by a forward 1 for 25 share stock split of the Company's common stock. Shareholders holding fewer than 100 common shares of the Company will be cashed out. The Company's authorized common shares of 50,000,000 shares did not change. The par value of the common stock remained at $.01 per share.

Item 3.  Defaults Upon Senior Securities.
         None

Item 4. Submission of Matters to a Vote of Security Holders. On March 20, 2001 the Company held an annual meeting of shareholders.

         The Company's nominees for Directors were all elected. The names and votes received were as follows:
                   Names                    Shares Voted For
                   -----                    ----------------

                   James L. Burkhart            8,448,363
                   E. J. Henderson              8,448,373
                   S. W. Houghton               8,310,773
                   Robert E. Gee                8,448,363
                   Ronald M. Sitton             8,448,363
                   George H.C. Lawrence         8,448,363

        A reverse 100 for 1 stock split followed immediately by a forward 1 for 25 shares stock split of the Company's common stock was voted on. A total of 7,983,173 shares were voted, with 7,897,673 shares in favor and 85,500 against or withheld. Accordingly, the item was approved by shareholders.

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

                                 CLX ENERGY, INC.
                                 (REGISTRANT)

Date:  May 11, 2001                   By:  /s/ E. J. Henderson
                                      ------------------------
                                      By:  E. J. Henderson
                                           President and Chief Financial Officer