Form 10QSB
period 2001-06-30
CLX ENERGY INC
filed 2001-08-10
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9392


                                CLX ENERGY, INC.
             (Exact name of registrant as specified in its charter)


            Colorado                                     84-0749623
            --------                                     ----------
(State or other jurisdiction of                       (I.R.S. employer
 incorporation or organization)                    identification number)


518  17th  Street,  Suite  745,  Denver,  Colorado                 80202
  (Address  of  principal  executive  offices)                   (Zip Code)


Registrant's telephone number, including area code:  (303) 825-7080

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements  for  the  past  90  days.   Yes   X   No
                                               ---      ---


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

As of August 2, 2001, there were 2,631,936 shares of the Registrant's sole class of Common Stock outstanding.


Transitional  Small  Business  Disclosure  Format    Yes     No  X
                                                         ---    ---

                                CLX ENERGY, INC.
                                      INDEX


PART  I  -  FINANCIAL  INFORMATION


ITEM  1.    FINANCIAL  STATEMENTS

    Independent  Accountants'  Report                                          1

    Condensed  Balance  Sheet
      June  30,  2001                                                          2

    Condensed  Statements  of  Operations
      Nine  Months  and  Three  Months  Ended June 30, 2001 and 2000           3

    Condensed  Statement  of  Stockholders'  Equity
      Nine  Months  Ended  June  30,  2001                                     4

    Condensed  Statements  of  Cash  Flows
      Nine  Months  Ended  June  30,  2001 and 2000                            5

    Notes  to  Condensed  Financial  Statements
      Nine  Months  Ended  June  30,  2001 and 2000                            6

ITEM  2.    MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                            9


PART  II  -  OTHER  INFORMATION                                               11

                         INDEPENDENT ACCOUNTANTS' REPORT



Board  of  Directors
CLX  Energy,  Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of June 30, 2001, the related condensed statements of operations for the nine-month and three-month periods ended June 30, 2001 and 2000, condensed statement of stockholders' equity for the nine-month period ended June 30 2001, and condensed statement of cash flows for the nine month periods ended June 30, 2001 and 2000. These condensed financial statements are the responsibility of the Company's management.

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


EASTON  AND  BARSCH
Certified Public Accountants
Lakewood,  Colorado


August 9, 2001

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                  June 30, 2001
                                   (Unaudited)



ASSETS
------
Current assets:
  Cash                                                $  934,971
  Accounts receivable:
    Trade                                                240,042
    Oil and gas sales                                    258,855
  Prepaid expenses                                         5,173
                                                      -----------
         Total current assets                          1,439,041
                                                      -----------
Property and equipment, at cost:
  Oil and gas properties (successful effort method):
    Proved                                             1,330,489
    Unproved                                              52,131
  Office equipment                                        16,353
                                                      -----------
                                                       1,398,973
    Less accumulated depreciation and depletion         (465,017)
                                                      -----------
                                                         933,956
                                                      -----------
Other assets - oil and gas bond deposit                   26,725
                                                      -----------
                                                      $2,399,722
                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable:
    Trade                                             $  848,567
    Oil and gas sales                                    277,719
  Current portion of long-term debt                      120,000
  Accrued liabilities and other                           16,709
                                                      -----------
         Total current liabilities                     1,262,995
                                                      -----------

Long-term debt, less current portion                     397,857
                                                      -----------

Stockholder's equity:
  Preferred stock, $.01 par value, 2,000,000
    shares authorized, 600,000 shares designated
    Series A $.06 cumulative convertible
    no shares outstanding                                      -
  Common stock, $.01 par value, 50,000,000 shares
    authorized, 2,631,936 issued and outstanding          26,319
  Additional paid in capital                             846,941
  Accumulated deficit                                   (134,390)
                                                      -----------
        Net stockholders' equity                         738,870
                                                      -----------
                                                      $2,399,722
                                                      ===========


The accompanying notes are an integral part of these condensed financial statements.

                                 CLX ENERGY, INC.
                        Condensed Statements of Operations
             Nine Months and Three Months Ended June 30, 2001 and 2000
                                    (Unaudited)

                                      Nine Months Ended       Three Months Ended
                                           June 30,                June 30,
                                   -----------------------  ----------------------
                                      2001         2000        2001        2000
                                   -----------  ----------  ----------  ----------
Revenues:
  Oil and gas sales                $  739,756     403,841     182,258     193,471
  Management fees and other            56,630     103,295      18,544      29,523
                                   -----------  ----------  ----------  ----------
      Total revenue                   796,386     507,136     200,802     222,994
                                   -----------  ----------  ----------  ----------

Operating expenses:
  Lease operating                     146,833      86,453      41,288      32,020
  Production taxes                     39,920      23,278       9,950      10,243
  Lease rentals                         2,443       4,769       1,408      (4,426)
  Dry holes and abandoned leases       66,759       7,621      10,442       4,808
  Depreciation and depletion           99,957      79,796      29,119      39,158
  General and administrative          206,564     153,826      53,485      42,580
                                   -----------  ----------  ----------  ----------
    Total operating costs
      and expenses                    562,476     355,743     145,692     124,383
                                   -----------  ----------  ----------  ----------

      Operating income                233,910     151,393      55,110      98,611
                                   -----------  ----------  ----------  ----------

Other income (expenses):
  Gain on sale of assets               20,735       3,134           -       3,134
  Interest income                      15,058       4,747       7,451       1,456
  Interest expense                    (39,201)    (36,699)    (13,237)    (10,412)
                                   -----------  ----------  ----------  ----------
    Other income (expenses)            (3,408)    (28,818)     (5,786)     (5,822)
                                   -----------  ----------  ----------  ----------

Net income (loss) before
  income taxes                        230,502     122,575      49,324      92,789

Provision for income taxes            (10,000)          -      (3,500)          -
                                   -----------  ----------  ----------  ----------

Net income (loss)                  $  220,502     122,575      45,824      92,789
                                   ===========  ==========  ==========  ==========


Net income (loss) per
  common share
    Basic                          $      .08         .05         .02         .04
                                   ===========  ==========  ==========  ==========
    Diluted                        $      .08         .05         .02         .03
                                   ===========  ==========  ==========  ==========

Weighted average number of
common shares outstanding
  Basic                             2,634,850   2,637,033   2,631,984   2,637,033
                                   ===========  ==========  ==========  ==========
  Diluted                           2,764,480   2,698,033   2,761,614   2,698,033
                                   ===========  ==========  ==========  ==========


The  accompanying  notes  are  an  integral  part of these financial statements.

                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2001
                                   (Unaudited)


                                            Additional
                            Common Stock      Paid-in  Accumulated
                        Shares      Amount    Capital    Deficit
                      ----------  ----------  --------  ---------
Balances,
  October 1, 2000     2,636,283   $ 105,451   742,488   (354,892)

Reverse stock split           -     (79,088)   79,088          -

Repurchase of common
  stock                  (4,347)        (44)   (2,635)         -

Stock option issued
  for services                -           -    28,000          -

Net income                    -           -         -    220,502
                      ----------  ----------  --------  ---------
Balances,
  June 30, 2001       2,631,936   $  26,319   846,941   (134,390)
                      ==========  ==========  ========  =========


The  accompanying  notes  are  an  integral  part of these financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                    Nine Months Ended June 30, 2001 and 2000
                                   (Unaudited)


                                                    Nine Months Ended
                                                        June 30,
                                                 -----------------------
                                                    2001        2000
                                                 ----------  -----------
Cash flows from operating activities:
 Net income                                      $ 220,502      122,575
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                      99,957       79,796
    Expenses incurred in exchange for options       28,000            -
    Gain on sale of assets                         (20,735)      (3,134)
    (Increase) decrease in accounts receivable      38,710     (133,561)
    Increase in prepaid expense                     (1,627)      (3,613)
    Increase in accounts payable                   169,871      118,858
    Increase (decrease) in accrued liabilities
      and other                                        (35)      21,837
    Other                                                -       (1,719)
                                                 ----------  -----------
      Net cash provided by
        operating activities                       534,643      201,039

Cash flows from investing activities:
 Proceeds from sale of property and equipment       82,529        8,849
 Reduction in assets held for sale                       -    1,585,640
 Purchase of property and equipment               (467,025)    (139,178)
 Additions to other assets                          (1,122)           -
                                                 ----------  -----------
      Net cash provided by (used in)
        investing activities                      (385,618)   1,455,311

Cash flows from financing activities:
 New long-term borrowings                          265,000            -
 Reductions to long-term debt                      (80,907)  (1,611,996)
 Repurchase of common stock                         (2,679)           -
                                                 ----------  -----------

      Net cash provided by (used in)
        financing activities                       181,414   (1,611,996)
                                                 ----------  -----------

      Net increase in cash                         330,439       44,354

Cash, beginning of period                          604,532      318,330
                                                 ----------  -----------

Cash, end of period                              $ 934,971      362,684
                                                 ==========  ===========

Supplemental disclosures of cash flow:
  Interest paid                                  $  35,067       32,975
                                                 ==========  ===========
  Income taxes paid                              $   6,645            -
                                                 ==========  ===========


The  accompanying  notes  are  an  integral  part of these financial statements.

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


Note  A  -  Basis  of  Presentation

The condensed balance sheet as of June 30, 2001, the condensed statements of operations for the nine months and three months ended June 30, 2001 and 2000, the condensed statement of stockholders' equity for the nine months ended June
30, 2001 and the condensed statements of cash flows for the nine months ended June 30, 2001 and 2000 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for all periods presented have been made.

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


Note  B  -  Capital  structure

On March 20, 2001 the shareholders approved a 1 for 100 reverse stock split followed immediately by a 25 for 1 forward share stock split of the Company's common stock. Shareholders holding fewer than 100 common shares of the Company were cashed out in April, 2001 for $2,679. The Company's authorized common shares of 50,000,000 shares did not change. The par value of the common stock remained at $.01 per share. The financial statements have been adjusted retroactively to reflect this change in capital structure.


Note  C  -  Stock  option

On March 20, 2001 the Board of Directors granted an officer of the Company an option to purchase 125,000 shares of stock of the Company at $.40 per share. The Company recorded compensation expense of $28,000 since the option price was less than the market price of the stock at the date of grant.

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


Note  F  -  Income  Taxes

No provision for income taxes is required for the nine months and three months ended June 30, 2000.

The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                        2001         2000
                                        ----         ----

     Federal  statutory  rate           35.0%        35.0%
     Net  operating  losses            ( 2.7 )      (35.0 )
     State  taxes                      ( 0.0 )      ( 0.0 )
     Statutory  depletion              (13.4 )      ( 0.0 )
     Intangible  drilling  costs       (18.4 )      ( 0.0 )
     Other                               3.8          0.0
                                        ----         ----

        Effective  tax  rate             4.3%         0.0%
                                        ====         ====

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

The Company has booked approximately $64,000 as a current liability to cover the Company's estimated share of the reimbursable claim.

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


Liquidity,  Capital  Resources  and  Commitments

In the nine months ended June 30, 2001 the Company participated in drilling of four wells, one of which the Company believes is capable of commercial production. In December 2000 the Company purchased an interest in 15 oil and gas wells for approximately $265,000. The Company obtained a bank loan for $265,000 in connection with the acquisition.

The Company currently has a positive current ratio with current assets exceeding current liabilities by approximately $176,000. Based on current prices for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to participate in the drilling of additional wells and cover the fixed costs of the Company for the next fiscal year including servicing the bank debt.

The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis and the Company is attempting to purchase additional producing oil and gas properties.


Analysis  of  Results  of  Operations:

Oil and gas sales increased for the nine months ended June 30, 2001 compared to the nine months ended June 30, 2000 primarily as a result of higher prices for gas and oil, additional revenues from oil and gas wells that the Company participated in drilling during the last year, and revenues from the wells purchased in December, 2000. Oil and gas sales decreased for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 as a result of lower prices and declining production.

Management fees and other income received for the nine months and three months periods ended June 30, 2001 decreased over the prior year periods primarily due to one time management fees received in the prior periods in connection with the acquisition of oil and gas properties for a limited partnership.

Lease operating expenses and production taxes increased for the nine months ended June 30, 2001 due to additional wells and the increase in oil and gas sales. Lease operating expenses increased for the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 due to additional wells. Dry holes and abandoned leases increased as a result of participating in three dry holes during the nine months ended June 30, 2001. Depreciation and depletion increased for the nine months ended June 30, 2001 as compared to the prior year period as a result of the increase in oil and gas properties and related production. Depreciation and depletion decreased for the three months ended June 30, 2001 as compared to the prior period due to declining sales. General and administrative expenses increased for the nine months and three months periods ended June 30, 2001 as compared to the prior periods primarily due to $28,000 of expense associated with a stock option granted during the three months ended March 31, 2001, and expenses incurred in connection with the stockholders' meeting and reverse stock split. During the nine months ended June 30, 2001 the Company had a gain of $20,735 from selling part of its interest in undeveloped oil and gas leases. During the nine and three months ended June 30, 2000 the Company had a gain on sale of assets of $3,134. Interest income increased as a result of an increase in the amount of interest bearing cash accounts. Interest expense increased as a result of the additional bank debt incurred to purchase producing properties. The Company accrued $10,000 for estimated income taxes for the nine months ended June 30, 2001
($3,500  for  the  three  month  period  ended  June  30,  2001).

                           PART II - OTHER INFORMATION


Item 1.   Legal  Proceedings.
          None

Item 2.   Changes  in  Securities.
          On March 20, 2001 the shareholders approved a reverse 100 for 1 stock split followed immediately by a forward 1 for 25 share stock split of the Company's common stock. Shareholders holding fewer than 100 common shares of the Company were cashed out in April 2001 for $2,679. The Company's authorized common shares of 50,000,000 shares did not change. The par value of the common stock remained at $.01 per share.

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

                                      CLX  ENERGY,  INC.
                                      (REGISTRANT)

Date:  August 9, 2001                 By:  /s/  E.  J.  Henderson
                                      ---------------------------
                                      By:  E.  J.  Henderson
                                           President and Chief Financial Officer