Form 10KSB
period 2001-09-30
CLX ENERGY INC
filed 2001-12-28
CIK 317438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark  One)
 X   ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE  SECURITIES
---  EXCHANGE  ACT  OF  1934

For  the  fiscal  year  ended    September  30,  2001

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [FEE REQUIRED]

For  the  transition  period  from ___________ to ___________

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

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this Form, and no disclosure will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or  any  amendment  to  this  Form  10-KSB   X
                                            ---

     State  issuer's  revenues  for  its  most  recent  fiscal year:  $ 925,805.


     As of the close of trading on December 19, 2001 there were 2,631,936 common shares outstanding, 1,489,758 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on December 19, 2001, was approximately $556,000.

Documents  Incorporated  By  Reference:  None

CLX  ENERGY,  INC.

FORM  10-KSB

TABLE  OF  CONTENTS

SEPTEMBER  30,  2001

--------------------------------------------------------------------------------

PART  I                                                                     Page
                                                                            ----

Item  1.     Description  of  Business                                         2

Item  2.     Description  of  Properties                                       6

Item  3.     Legal  Proceedings                                                9

Item  4.     Submission  of  Matters  to  a  vote  of  Security  Holders      10

PART  II

Item  5.     Market  for  Common  Equity  and  Related
              Stockholder  Matters                                            10

Item  6.     Management's  Discussion  and  Analysis  or  Plan
              of  Operations                                                  11

Item  7.     Financial  Statements                                            15

Item  8.     Changes  in  and  Disagreements  with  Accountants  on
              Accounting  and  Financial  Disclosure                          31

PART  III

Item  9.     Directors,  Executive  Officers,  Promoters  and
              Control  Persons;  Compliance  with
              Section  16(a)  of  the  Exchange  Act                          31

Item  10.    Executive  Compensation                                          34

Item  11.    Security  Ownership  of  Certain  Beneficial  Owners  and
              Management                                                      34

Item  12.    Certain  Relationships  and  Related  Transactions               35

Item  13.    Exhibits,  Lists  and  Reports  on  Form  8-K                    36

                                     PART I

                                     ITEM 1.

                             DESCRIPTION OF BUSINESS

COMPANY  OVERVIEW
-----------------

     CLX Energy, Inc., (the "Company") is an independent oil and gas company which was incorporated in the State of Colorado on December 12, 1977. The Company engages in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities are concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming.

FINANCIAL  INFORMATION  ABOUT  INDUSTRY  SEGMENTS
-------------------------------------------------

     The Company has engaged in only one industry segment and line of business, namely the acquisition, exploration, development and operation of oil and gas properties for its own account. See the Company's Financial Statements included herein.

FORWARD-LOOKING  STATEMENTS
---------------------------

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

BUSINESS  DESCRIPTION
---------------------

     The Company is engaged in the operation of producing oil and gas wells, the acquisition of producing properties, the acquisition of oil and gas leases, and the development of oil and gas drilling prospects. Drilling prospects, both development and wildcat, are sold to others on a promoted basis with the Company recovering its land, legal and geological costs and retaining a cost free interest in the prospect.

     As of September 30, 2001 the Company's significant oil and gas operations were located in the following areas.

               STATE                    COUNTY
               -----                    ------

               Colorado                 Rio  Blanco  and  Moffat
               Kansas                   Meade  and  Comanche
               Oklahoma                 Alfalfa  and  Beaver
               Wyoming                  Campbell  and  Crook

PRINCIPAL  PRODUCTS  PRODUCED  AND  SERVICES  RENDERED
------------------------------------------------------

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

STATUS  OF  NEW  PRODUCTS  OR  INDUSTRY  SEGMENTS
-------------------------------------------------

     There has been no public announcement of, and no information otherwise has been made public about a new product or industry segment, which would require the investment of a material amount of the Company's assets, or which otherwise is material.

SOURCES  AND  AVAILABILITY  OF  RAW  MATERIALS
----------------------------------------------

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

PATENTS,  TRADEMARKS,  LICENSES,  FRANCHISES  AND  CONCESSIONS
--------------------------------------------------------------

     The Company does not own any patents, trademarks, licenses, franchises, or concessions, except oil and gas interests granted by governmental authorities and private land owners.

SEASONAL  NATURE  OF  BUSINESS
------------------------------

     The  Company's  business  is  not  seasonal  in  nature.

WORKING  CAPITAL  ITEMS
-----------------------

     Working capital is not required to carry inventories to meet rapid delivery requirements, or to assure continuous allotments of goods from suppliers. Access to sufficient cash is essential to take advantage of opportunities to acquire, develop, and operate oil and gas properties.

MAJOR  CUSTOMERS
----------------

     The Company's business does not depend upon a single customer or a very few customers. Oil and gas purchasers have been readily available in this Company's market areas (See Note 9 to Financial Statements).

BACKLOG
-------

     Backlog  is  not  relevant  to  an understanding of the Company's business.

RENEGOTIATION  OR  TERMINATION  OF  GOVERNMENT  CONTRACTS
---------------------------------------------------------

     No portion of the Company's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the Government.

COMPETITIVE  CONDITIONS
-----------------------

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

RESEARCH  AND  DEVELOPMENT
--------------------------

     The Company has not engaged and does not currently engage in any research and development activities.

ENVIRONMENT  PROTECTION
-----------------------

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

EMPLOYEES
---------

     As of September 30, 2001, the Company employed one person, the President and Chief Executive Officer, on a full-time basis.

FINANCIAL  INFORMATION  ABOUT  FOREIGN  AND DOMESTIC OPERATIONS AND EXPORT SALES
--------------------------------------------------------------------------------

     The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries.

                                     ITEM 2.

                            DESCRIPTION OF PROPERTIES


OFFICE  FACILITIES
------------------

     The Company's offices are located at 518 17th Street, Suite 745, Denver, Colorado 80202, in space which the Company leases from an unaffiliated entity. The Company currently occupies approximately 1,233 square feet for which it pays a monthly rental of $840. The lease agreement on this space expires in April 2003. Monthly rental for fiscal year 2002 will be $10,080.

OIL  AND  GAS  PROPERTIES
-------------------------

     The Company is in only one line of business, that of acquiring, developing and producing oil and gas properties. The Company's estimated discounted future net revenue attributable to proved producing reserves of $934,000 is attributed 54.9% to natural gas reserves and 45.1% to oil reserves.

     The Company holds interests in producing and non-producing leaseholds as set forth below.

               Producing  Properties  Non-Prod.  Properties
               ---------------------  ---------------------
                 Gross        Net       Gross        Net
                 Acres        Acres     Acres       Acres
               ---------  ----------  ----------  ---------
State
-----
Colorado          4,979         706       6,321      1,264
Kansas            3,625         627       4,226        873
Oklahoma          1,120         212           -          -
Wyoming             836         145       5,146      1,275
               ---------  ----------  ----------  ---------
                 10,560       1,690      15,693      3,412

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

PROVED  AND  PROVED  DEVELOPED  RESERVES
----------------------------------------

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


                                        September 30
                                 ---------------------------
                                     2001          2000
                                 -----------  --------------
     Barrels of oil
     ------------------
       Proved                        56,600           8,100
       Proved developed              56,600           8,100

     MCF of gas
     ------------------
       Proved                     1,388,000         962,800
       Proved developed             745,000         916,000


     No oil and gas of the Company is applicable to long term supply or similar agreements with foreign governments or authorities in which the Company is a producer.

ESTIMATED  FUTURE  NET  REVENUES
--------------------------------

     The following table shows, for the years indicated, the present value of estimated future net revenues to be generated by the sales of the estimated reserves utilizing a discount factor of 10% per year and holding the sales price of oil and gas constant at the respective year end levels.

                                        September 30
                                 ---------------------------
                                     2001          2000
                                 -----------  --------------

       Proved                    $ 1,539,000       2,001,300
       Proved  developed         $   934,000       1,884,000

     The  above  reserves  are  located  entirely  within  the  United  States.

OIL  AND  GAS  RESERVE  ESTIMATES  FILED
----------------------------------------

     Since September 30, 2001 the Company has filed no estimates of total proved net oil or gas reserves with or included such information in reports to any federal authority or agency other than the Securities and Exchange Commission.

NET  OIL  AND  GAS  PRODUCTION
------------------------------

     The following table shows, for the periods indicated, the approximate production attributable to the Company's oil and gas interests.

                                 YEAR  ENDED  SEPTEMBER  30
                                 ---------------------------
                                     2001          2000
                                 -----------  --------------

     Crude  Oil  (Bbls)                5,900          2,000
     Natural  Gas  (MCF)             135,000        186,900


     The following table shows, for the periods indicated, the approximate average sales price per barrel of oil and MCF of gas and approximate average production cost of oil and gas produced on a relative unit basis.


                                 YEAR  ENDED  SEPTEMBER  30
                                 ---------------------------
                                     2001          2000
                                 -----------  --------------

   Average  Sales  Price
     Per  Barrel  of  Oil        $     23.36          23.41
     Per  MCF  of  Gas           $      5.03           3.24

   Average  Lifting  Cost
     Per  Equivalent  MCF        $      1.40            .17
     Per  Equivalent  BBL        $      8.40           4.41

TOTAL  GROSS  AND  NET  PRODUCTIVE  WELLS  AND  DEVELOPED  ACRES
----------------------------------------------------------------

     The following table sets forth the Company's total gross and net productive wells as of September 30, 2001, which are located on 10,657 gross (1,694 net) acres:

               Gross  Wells               Net  Wells
               ------------              ------------
                Oil    Gas                Oil    Gas
               -----  -----              -----  -----

                  2     22                .15   3.13


NET  PRODUCTIVE  AND  DRY  EXPLORATORY  AND  DEVELOPMENT  WELLS
---------------------------------------------------------------

     The following table sets forth the number of net productive and dry exploratory and development wells drilled by the Company during fiscal 2001 and 2000.

         Exploratory  Wells         Development  Wells
         ------------------        -------------------
         Net Prod.  Net Dry        Net Prod.   Net Dry
         ---------  --------       ---------   -------
                              2001
                              ----
             0.0       .04             .1        0.25
                              2000
                              ----
             0.0      .023            .34         0.0

PRESENT  ACTIVITIES
-------------------

     As of December 20, 2001, the Company is not involved in the drilling of any wells.

FUTURE  OIL  AND  GAS  DELIVERY  CONTRACTS
------------------------------------------

     The Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements.


                                     ITEM 3.

                                LEGAL PROCEEDINGS

     The Company is not a party to any pending legal proceedings, nor have any such proceedings been threatened and none are contemplated, except for the demand for reimbursement of certain taxes as described in Note 10. The Company knows of no legal proceedings, pending or threatened, or judgments against any Director or Officer of the Company in their capacity as such, nor are any such persons involved in "Certain Legal Proceedings" as defined in Section 401(f) of Regulation SK.

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

     FISCAL  2000
     ------------
                        HIGH     LOW
                        ----    ----
Quarter Ended
  December 31, 1999      .80     .60
  March 31, 2000        1.76     .76
  June 30, 2000         1.24    1.00
  September 30, 2000    1.52    1.00

     FISCAL 2001
     -----------
                        HIGH     LOW
                        ----    ----
Quarter Ended
  December 31, 2000      .68     .60
  March 31, 2001        1.00     .60
  June 30, 2001         1.10    1.05
  September 30, 2001     .55     .55

     The Company has paid no dividends on its common stock and does not expect to pay dividends in the foreseeable future.

     The following table sets forth the approximate number of security holders of record of the Company's $0.01 par value common stock as of September 30, 2001.

     TITLE  OF  CLASS   SHARES  OUTSTANDING   NUMBER  OF  SHAREHOLDERS
     ----------------   -------------------   ------------------------

     $0.01  Par  Value         2,631,936                446
      Common  Stock

                                     ITEM 6.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Certain Statements contained in this Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

LIQUIDITY,  CAPITAL  RESOURCES  AND  COMMITMENTS
------------------------------------------------

     In fiscal 2001 the Company purchased interests in fifteen producing oil and gas wells for approximately $265,000 and participated in the drilling of 4 wells, one of which is productive. In fiscal 2000 the Company participated in the drilling of 6 wells, 4 of which were productive. Based on current prices for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the next fiscal year.

     The Company's current assets exceed its current liabilities by approximately $224,000. The Company believes it has adequate cash flow, based on current oil and gas prices to service the bank debt for the next fiscal year.

     The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis.


RESULTS  OF  OPERATIONS
-----------------------
YEAR  ENDED  SEPTEMBER  30,  2001  COMPARED  WITH YEAR ENDED SEPTEMBER 30, 2000:
--------------------------------------------------------------------------------

Operating  Revenue
------------------

     Revenue from oil and gas sales for the year ended September 30, 2001 was $848,586 compared to $656,811 for the year ended September 30, 2000. This increase is primarily attributable to additional revenues from new oil and gas wells that the Company either purchased or participated in drilling and increases in average unit prices for gas. Management fees did not change significantly between the two years.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                   YEAR  ENDED  SEPTEMBER  30
                                   --------------------------
     Quantities  Sold                  2001          2000
     ----------------              -----------  -------------

       Oil  (Bbls.)                      5,900         2,000
       Gas  (MCF)                      135,000       186,900

     Average  Unit  Price
     --------------------

       Oil  (Bbls.)                $     23.36        23.41
       Gas  (MCF)                  $      5.03         3.24

Operating  Expenses  and  Other
-------------------------------

     Lease operating expense, was $195,921 for the year ended September 30, 2001 compared to $127,282 for the year ended September 30, 2000. Production taxes increased from $35,548 in the 2000 fiscal year to $42,753 in the 2001 fiscal year. The increases are attributable primarily to the additional wells and the increase in oil and gas sales.

     Depreciation and depletion increased as a result of the increase in oil and gas properties and related production.

     A $159,932 provision for impairment of oil and gas properties was recorded for the year ended September 30, 2001. The provision for impairment was the result of lower oil and gas prices at September 30, 2001.

     Dry hole expense and abandoned leases increased as a result of an increase in unsuccessful drilling activity.

     General and administrative expense for the year ended September 30, 2001 was $265,545 compared to $166,806 for the year ended September 30, 2000. The increase was primarily due to $28,000 of expense associated with a stock option granted, expenses incurred in connection with the stockholders' meeting and reverse stock split, and a general increase in most expenses resulting from the increased activity due to the additional producing properties and acting as operator on certain producing wells.

     Interest expense decreased due to the elimination of the interest accrued on the Company's estimated share of a reimbursement claim which was settled.

     During the year ended September 30, 2001 the Company had a gain of $20,735 from selling part of its interest in undeveloped oil and gas leases. During the year ended September 30, 2000 the Company had a gain on sale of assets of $9,002.

     Interest income increased as a result of an increase in the amount of interest bearing cash accounts.

     The Company recognized an extraordinary gain on extinguishment of debt of $45,470 after a settlement was reached on a claim against the Company.


RESULTS  OF  OPERATIONS
-----------------------
YEAR  ENDED  SEPTEMBER  30,  2000  COMPARED  WITH YEAR ENDED SEPTEMBER 30, 1999:
--------------------------------------------------------------------------------

Operating  Revenue
------------------

     Revenue from oil and gas sales for the year ended September 30, 2000 was $656,811 compared to $167,779 for the year ended September 30, 1999. This increase is primarily attributable to additional revenues from new oil and gas wells that the Company participated in drilling and increases in average unit prices for oil and gas. Management fees increased due to operating fees received for serving as general partner of a limited partnership since the Company is now acting as operator on several wells.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                   YEAR  ENDED  SEPTEMBER  30
                                   --------------------------
     Quantities  Sold                  2000          1999
     ----------------              -------------  -----------

       Oil  (Bbls.)                       2,000         1,900
       Gas  (MCF)                       186,900        53,300

     Average  Unit  Price
     --------------------

       Oil  (Bbls.)                $      23.41         10.85
       Gas  (MCF)                  $       3.26          2.25


Operating  Costs  and  Expenses
-------------------------------

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

Recently  Issued  Accounting  Standards
---------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company believes that, based on the Company as it currently exists, SFAS No. 141 and 142 will not impact the Company's financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, was effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, SFAS No. 133 did not impact the Company's financial statements.

                                     ITEM 7.

                              FINANCIAL STATEMENTS
                              --------------------

                                CLX ENERGY, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                     Page
Independent Auditor's Report                                          16
Balance Sheet - September 30, 2001                                    17
Statements of Operations - years ended
  September 30, 2001 and 2000                                         18
Statements of Stockholders' Equity -
  years ended September 30, 2001 and 2000                             19
Statements of Cash Flows - years ended
  September 30, 2001 and 2000                                         20
Notes to financial statements - years
  ended September 30, 2001 and 2000                                   21

                                EASTON AND BARSCH
                          CERTIFIED PUBLIC ACCOUNTANTS
                       8790 WEST COLFAX AVENUE, SUITE 106
                               LAKEWOOD, CO  80215


                          INDEPENDENT AUDITORS' REPORT


To  the  Board  of  Directors
CLX  Energy,  Inc.
Denver,  CO


We have audited the accompanying balance sheet of CLX Energy, Inc. as of September 30, 2001 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLX Energy, Inc. as of September 30, 2001 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.



EASTON  AND  BARSCH
Certified  Public  Accountants
Lakewood,  Colorado

December  20,  2001

                                CLX ENERGY, INC.
                                  Balance Sheet
                               September 30, 2001


              Assets
              ------
Current assets:
   Cash                                    $   537,344
   Accounts receivable:
     Trade                                     465,951
     Oil and gas sales                         157,351
   Prepaid expenses                              3,559
                                           ------------
          Total current assets               1,164,205
                                           ------------
Property and equipment, at cost :
   Oil and gas properties (successful
     effort method):
       Proved                                1,109,627
       Unproved                                 48,275
   Office equipment                             16,353
                                           ------------
                                             1,174,255
       Less accumulated depreciation
         and depletion                      (  534,785)
                                           ------------
   Property & equipment, net                   639,470
Other assets - oil and gas bond deposit         27,014
                                           ------------
                                           $ 1,830,689
                                           ============

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                 $   428,806
     Joint interest owner advances             221,094
     Oil and gas sales                         154,169
   Current portion of long-term debt           120,000
   Accrued liabilities and other                15,855
                                           ------------
          Total current liabilities            939,924
                                           ------------
Long-term debt, less current portion           367,857
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding                             -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                               26,319
   Additional paid-in capital                  846,941
   Accumulated deficit                      (  350,352)
                                           ------------
          Net stockholders' equity             522,908
                                           ------------
                                           $ 1,830,689
                                           ============


The  accompanying  notes  are  an  integral  part of these financial statements.


                                CLX ENERGY, INC.
                            Statements of Operations
                     Years Ended September 30, 2001 and 2000


                                             2001         000
                                          -----------  ----------
Revenues:
   Oil and gas sales                      $  848,586     656,811
   Management fees                            77,219      77,815
                                          -----------  ----------
     Total revenues                          925,805     734,626
                                          -----------  ----------
Operating expenses:
   Lease operating                           195,921     127,282
   Production taxes                           42,753      35,548
   Lease rentals                               2,442      10,513
   Dry holes and abandoned leases            127,254      37,075
   Depreciation and depletion                169,725     112,101
   Impairment of oil and gas properties      159,932           -
   General and administrative                265,545     166,806
                                          -----------  ----------
     Total operating expenses                963,572     489,325
                                          -----------  ----------
     Operating income (loss)                ( 37,767)    245,301
                                          -----------  ----------
Other income (expenses):
   Gain on sale of assets                     20,735       9,002
   Interest income                            19,864       6,672
   Interest expense                         ( 43,762)   ( 46,917)
                                          -----------  ----------
     Total other income (expenses)          (  3,163)   ( 31,243)
                                          -----------  ----------

Income (loss) before income taxes and
  extraordinary item                        ( 40,930)    214,058

   Provision for income taxes                      -    (  3,500)
                                          -----------  ----------

Income before extraordinary item            ( 40,930)    210,558

Extraordinary gain on extinguishment
  of debt, net of $10,541 income taxes        45,470           -
                                          -----------  ----------

          Net income                      $    4,540     210,558
                                          ===========  ==========

Net income (loss) per share
   Basic:
      Income (loss) from operations       $ (   0.02)       0.08
      Extraordinary gain                        0.02           -
                                          -----------  ----------

      Net income                          $     0.00        0.08
                                          ===========  ==========

   Diluted:
      Income (loss) from operations       $ (   0.02)       0.08
      Extraordinary gain                        0.02           -
                                          -----------  ----------

      Net income                          $     0.00        0.08
                                          ===========  ==========

Weighted average number of
   common shares outstanding
      Basic                                2,634,115   2,637,031
                                          ===========  ==========
      Diluted                              2,683,357   2,690,603
                                          ===========  ==========


The  accompanying  notes  are  an  integral  part of these financial statements.


                                CLX ENERGY, INC.
                       Statements of Stockholders' Equity
                     Years Ended September 30, 2001 and 2000




                                Common Stock        Additional
                         ------------------------    Paid-in     Accumulated
                            Shares       Amount      Capital       Deficit
                         -------------  ---------  ------------  -----------
Balances,
  October 1, 1999           2,637,033   $ 26,371       822,380     (565,450)

Repurchase of common
 stock                     (      750)   (     8)     (    804)           -

Net income                          -          -             -      210,558
                         -------------  ---------  ------------  -----------

Balances,
  September 30, 2000        2,636,283     26,363       821,576     (354,892)

Repurchase of common
 stock                     (    4,347)   (    44)     (  2,635)           -

Stock option issued for
 services                           -          -        28,000            -

Net income                          -          -             -        4,540
                         -------------  ---------  ------------  -----------

Balances,
  September 30, 2001        2,631,936   $ 26,319       846,941     (350,352)
                         =============  =========  ============  ===========


The  accompanying  notes  are  an  integral  part of these financial statements.

                                CLX ENERGY, INC.
                            Statements of Cash Flows
                     Years Ended September 30, 2001 and 2000



                                                2001        2000
                                             ----------  -----------

Cash flows from operating activities:
   Net income                                $   4,540      210,558
   Adjustments to reconcile net income
     to net cash provided by operating
     activities:
       Extraordinary gain on extinguishment
        of debt                               ( 45,470)           -
       Depreciation and depletion              169,725      112,101
       Expenses incurred in exchange for
        options                                 28,000            -
       Impairment of oil and gas
        properties                             159,932            -
       Abandoned properties                          -       12,331
       Gain on sale of assets                 ( 20,735)  (    9,002)
       (Increase) decrease in
         accounts receivable                  ( 85,695)  (  161,735)
       (Increase) decrease in
         prepaid expenses                     (     13)  (    2,408)
       Increase (decrease) in
         accounts payable                     ( 96,335)     404,677
       Increase (decrease) in
         prepaid drilling costs                      -    (  90,050)
       Increase (decrease) in
         accrued expenses                     (    889)       3,500
                                             ----------  -----------
           Net cash provided by
            operating activities               113,060      479,972
                                             ----------  -----------
Cash flows from investing activities:
   Proceeds from sale of property
     and equipment                              82,529       25,594
   Purchase of property and equipment         (412,780)  (  170,686)
   Reduction in assets held for sale                 -    1,585,640
   Additions to other assets                  (  1,411)  (      603)
                                             ----------  -----------
           Net cash provided by (used
            in) investing activities          (331,662)   1,439,945
                                             ----------  -----------
Cash flows from financing activities:
   New long-term borrowings                    265,000            -
   Payments on long-term borrowings           (110,907)  (1,632,903)
   Purchase of common stock                   (  2,679)  (      812)
                                             ----------  -----------
           Net cash provided by (used
            in) financing activities           151,414   (1,633,715)
                                             ----------  -----------
          Net increase (decrease) in cash     ( 67,188)     286,202
Cash, beginning of year                        604,532      318,330
                                             ----------  -----------
Cash, end of year                            $ 537,344      604,532
                                             ==========  ===========
Supplemental disclosures of cash flow:
   Interest paid                             $  43,762       41,861
                                             ==========  ===========
   Income taxes paid                         $   6,645            -
                                             ==========  ===========


The  accompany  notes  are  an  integral  part  of  these  financial statements.

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2001 and 2000


(1)  Summary  of  Significant  Accounting  Policies
     ----------------------------------------------

     (a)  Nature  of  operations
          ----------------------
          The Company is engaged in the oil and gas business which consists of acquiring, exploring, developing, selling and operating oil and gas properties. The Company's oil and gas activities are subject to existing Federal, state and local environmental laws, rules and regulations. All of the Company's activities are in the United States, primarily Colorado, Kansas, Oklahoma and Wyoming. The Company's oil and gas production is sold to several purchasers, some of which purchase more than 10 percent of oil and gas revenues.

     (b)  Use  of  estimates
          ------------------
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Oil and gas reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. Accordingly it is at least reasonably possible those estimates could be revised in the near term and those revisions could be material.

     (c)  Property  and  equipment
          ------------------------
          The Company follows the successful efforts method of accounting. Lease acquisition and development costs (tangible and intangible) for expenditures relating to proved oil and gas properties are capitalized. Delay and surface rentals are charged to expense in the year incurred. Dry hole costs incurred on exploratory operations are expensed. Dry hole costs associated with developing proved fields are capitalized. Expenditures for additions, betterments, and renewals are capitalized. Geological and geophysical costs are expensed when incurred.

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

     (d)  Cash  and  cash  equivalents
          ----------------------------
          The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

     (e)  Fair  value  of  financial  instruments
          ---------------------------------------
          The Company's financial instruments consist of cash, accounts receivable, accounts payable, bank debt, and accrued liabilities. The carrying value of cash and cash equivalents, accounts receivable, accounts payable, bank debt, and accrued liabilities are considered to be representative of their fair market value, due to the short maturities of such instruments.

     (f)  Income  (loss)  per  common  share
          ----------------------------------
          Statement of Financial Accounting Standards (SFAS) No. 128 Earnings Per Share, requires dual presentation of basic and diluted earnings per share (EPS) with a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. Basic EPS excludes dilution. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

          Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential conversion of stock options for the year ended September 30, 2001 and 2000.

     (g)  Comprehensive  Income
          ---------------------
          During the year ended September 30, 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income, which establishes new rules for the reporting and display of comprehensive income and its components. During fiscal 2001 and 2000,the Company did not have any components of comprehensive income to report.

     (h)  Stock-Based  Compensation
          -------------------------
          SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

     (i)  Recently  Issued  Accounting  Standards
          ---------------------------------------
          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Company believes that, based on the Company as it currently exists, SFAS No. 141 and 142 will not impact the Company's financial condition or results of operations.

          In  August  2001,  the  FASB  issued  SFAS  No.  144,  Accounting  for
          Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

          In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB No. 101B, was effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the Staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company believes that it complies with the accounting and disclosure described in SAB No. 101.

          In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company does not have any derivative financial instruments and does not participate in hedging activities; therefore, SFAS No. 133 did not impact the Company's financial statements.

(2)  Oil  and  Gas  Property  Acquisition
     ------------------------------------
          In December 2000 the Company acquired interests in fifteen producing oil and gas wells for approximately $265,000. The Company borrowed $265,000 from a bank in connection with the acquisition.

(3)  Risk  Considerations
     --------------------
          The Company is subject to risks and uncertainties common to independent oil and gas companies, including limited financial resources, changing oil and gas prices, activities of larger competitors, and dependence on key personnel.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


(4)  Notes  Payable
     --------------
          During the year ended September 30, 2001 the Company borrowed $265,000 from a bank to purchase interests in producing oil and gas properties. At September 30, 2001, the bank loan, including amounts previously borrowed from the bank, had a balance due of $487,857 and bears interest at 6.5%. Monthly principal payments of $10,000 plus interest are due on the loan. The loan is secured by the oil and gas properties of the Company and a portion of the loan is guaranteed by the major shareholder.

          The weighted average balance outstanding and the weighted average interest rate for 2001 and 2000 were as follows:

                                                      2001        2000
                                                   ----------  ----------
          Weighted  average  balance
            outstanding                            $ 492,534     429,816
          Weighted  average  interest  rate              8.6%        9.7%

(5)  Stockholders'  Equity
     ---------------------
          On March 20, 2001 the shareholders approved a 1 for 100 reverse stock split followed immediately by a 25 for 1 forward share stock split of the Company's common stock. Shareholders holding fewer than 100 common shares of the Company were cashed out in April, 2001 for $2,679. The Company's authorized common shares of 50,000,000 shares did not change. The par value of the common stock remained at $.01 per share. The financial statements have been adjusted retroactively to reflect this change in capital structure.

          During fiscal 2000 the Company purchased 750 shares of common stock of the Company for $812.

(6)  Stock  Options
     --------------
          On March 20, 2001 the Board of Directors granted an officer of the Company a non-qualified option to purchase 125,000 shares of stock of the Company at $.40 per share. The Company recorded compensation expense of $28,000 since the option price was less than the market price of the stock at the date of grant.

          During the 1994 fiscal year the Company adopted an employee incentive stock option plan which provides for the issuance to employees, including officers, of up to 10 percent of the issued and outstanding shares of common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. Options on 125,000 shares were granted on April 26, 1999 and remain outstanding at September 30, 2001.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


          During the 1994 fiscal year the Company adopted a director stock option plan which provides for the issuance to members of the board, who are not full time employees of the Company, options to purchase up to 31,250 shares of the Company's common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five year period. No options are outstanding under this plan.

          A  summary  of  certain  stock  options  information  follows:

                                   Outstanding options  Exercisable  options
                                   -------------------  --------------------
                                              Weighted             Weighted
                                   Number of  average   Number of  average
                                    shares     price     shares     price
                                   ---------  -------   ---------  --------
          September 30, 2000:
          -------------------
          Incentive stock options    125,000  $   .64      25,000  $    .64

          September 30, 2001:
          -------------------
          Incentive stock options    125,000  $   .64      50,000  $    .64
          Non-qualified options      125,000      .40     125,000       .40

          No  stock options were exercised during the 2001 or 2000 fiscal years.

          The Company has elected to account for grants of stock options under APB Opinion No. 25. During the year ended September 30, 2001 the Company granted an officer of the Company a non-qualified option to purchase 125,000 shares of stock of the Company. The Company recorded compensation expense of $28,000 in fiscal 2001 since the option price was less than the market price of the stock at the date of grant. No options were granted during the 2000 fiscal year.

          Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) requires compensation expense to be determined based on the fair value, as defined, of options at the grant date. Pro forma net earnings and pro forma earnings per share must be disclosed based on the additional compensation expense. For purposes of these pro forma disclosures, the estimated fair value of the options granted during the 2001 fiscal year, using the Black-Scholes option pricing model, assumed no dividend yield, volatility of 77%, interest rate of 5% and expected life of 5 years. The estimated fair value of the options granted is amortized to expense over the options vesting period. Had compensation cost for the stock options granted been based on the estimated fair value at the grant dates, as prescribed by SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                            2001      2000
                                         ---------  --------
          Net  income  (loss)
            As  reported                 $  4,540    210,558
            Pro  forma                    (32,235)   203,158
          Net income (loss) per share
            Basic
              As  reported               $   0.00       0.08
              Pro  forma                  (  0.01)      0.08
            Diluted
              As  reported               $   0.00       0.08
              Pro  forma                  (  0.01)      0.08


(7)  Income  Taxes
     -------------
          The components of the provision for income taxes on income (loss) before extraordinary item are as follows:

                                            2001      2000
                                          --------  --------
          Current  income  taxes:
             Federal                      $      -     2,500
             State                               -     1,000
                                          --------  --------
                Total  current                   -     3,500
          Deferred  income  taxes                -         -
                                          --------  --------
                Total  provision          $      -     3,500
                                          ========  ========

          A current provision for income taxes allocated to the extraordinary gain on extinguishment of debt consists of Federal and state income taxes in the amount of $7,850 and $2,691, respectively.

          The following table reconciles the U.S. statutory rate to the Company's effective tax rate on income (loss) before extraordinary item:

                                            2001      2000
                                          --------  --------

          Federal  statutory  rate           35.0%     35.0%
          Net  operating  losses             (4.2)    (17.3)
          State  taxes                        0.0       0.0
          Statutory  depletion              (17.8)     (4.0)
          Intangible  drilling  costs       (10.2)    (13.9)
          Other                              (2.8)     (1.4)
          Valuation  allowance                  -         -
                                          --------  --------
             Effective  tax  rate             0.0%      1.6%
                                          ========  ========

          At September 30, 2001, after giving effect to ownership changes that occurred in the 1999 fiscal year, the Company has a net operating loss carryforward of approximately $337,000 which expires in varying amounts from September 30, 2003 through 2017. The $337,000 carryforward is subject to an annual limitation of approximately

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


          $23,500. Differences between income tax and financial statement basis of assets ($37,000) consists of intangible drilling costs ($78,000) which are expensed for tax purposes offset by basis difference of oil and gas properties ($41,000) that have a lower financial statement basis than income tax basis as a result of impairment of oil and gas properties in fiscal 2001.

          Benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company, prior to the year ended September 30, 2000, make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.

          Components of deferred tax liabilities and deferred tax assets of the Company are comprised of the following at September 30, 2001:

               Gross  deferred  tax  liabilities:
               Proved  properties
                 basis  differences                     $(  13,000)
               Gross  deferred  tax  assets:
               Net  operating  loss  carryforward          118,000
               Valuation  allowance  for  deferred
                 tax  assets                              (105,000)
                                                        -----------
               Net  deferred  amount                    $        -
                                                        ===========

(8)  Lease
     -----
          The Company leases office space under a non-cancelable operating lease agreement. This lease requires monthly rent of $840. The lease also requires the Company to pay certain operating costs of the leased property. Rent expense for all operating leases totaled $10,262 and $14,586 during 2001 and 2000, respectively. Minimum lease payments under the lease are $10,080 in fiscal 2002. The lease agreement expires in April 2003.

(9)  Major  Customers
     ----------------
          During the years ended September 30, 2001 and 2000 the Company had the following major customers which acquired 10% or more of total oil and gas revenues:

                                             2001       2000
                                             ----       ----

               Cabot  Oil  &  Gas             18%        22%
               NCRA                           11%        - %
               Oneok  Energy                  44%        59%

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


(10)  Extraordinary  Gain  on  Extinguishment  of  Debt
      -------------------------------------------------
          The Company had been advised by Panhandle Eastern Pipe Line Company that on September 10, 1997 the Federal Energy Regulatory Commission
          (FERC) issued an order that requires first sellers of gas to make refunds for all Kansas Ad Valorem tax reimbursements collected for the period from October 3, 1983 through June 28, 1988, with interest. A predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. The Company had booked approximately $60,067 as a liability to cover the Company's estimated share of the reimbursement claim.

          A settlement was reached on the claim for $4,056 and the Company recognized an extraordinary gain on extinguishment of debt of $56,011 less $10,541 of income taxes for a net gain of $45,470.


(11)  Oil  and  Gas  Expenditures
      ---------------------------
          The Company's results of operations from oil and gas exploration and production activities (all within the United States) for fiscal 2001 and 2000 were as follows:

                                                  2001         2000
                                               -----------  -----------
             Revenues  from  oil  and  gas
               producing  activities           $  848,586      656,811
             Producing  costs                    (238,674)    (162,830)
             Depreciation,  depletion  and
               impairment  provision             (325,990)    (109,201)
                                               -----------  -----------
             Results  of  operations  from
               oil  and  gas  producing
               activities  (excluding
               general  and  administrative
               and  interest  costs)           $  283,922      384,780
                                               ===========  ===========

          The following table sets forth the costs incurred in oil and gas producing activities during 2001 and 2000:

                                            2001       2000
                                          ---------  ---------
             Property acquisition costs:
               Unproved                   $  17,427     30,820
               Proved                       256,997          -
             Exploration  costs             129,902     50,485
             Development  costs             135,708     73,889

          Depreciation and depletion of oil and gas properties per $1.00 of gross revenue was $0.20 and $0.17 in 2001 and 2000, respectively. The impairment provision of oil and gas properties was $.19 per $1.00 of gross revenue in 2001.

                                CLX ENERGY, INC.
                  NOTES  TO  FINANCIAL  STATEMENTS  (continued)


          The capitalized costs related to oil and gas properties were as follows at September 30, 2001 and 2000:

                                                     2001          2000
                                                 -------------  ----------
             Proved  properties                  $  1,109,627     909,430
             Unproved  properties                      48,275      67,959
                                                 -------------  ----------
               Total  capitalized  costs            1,157,902     977,389
             Less  accumulated  depreciation
               and  depletion                      (  531,118)   (357,966)
                                                 -------------  ----------
               Net  capitalized  costs           $    626,784     619,423
                                                 =============  ==========


(12)  Supplemental  Schedules  of  Reserve  Information  (Unaudited)
      --------------------------------------------------------------
          The following reserve related information for 2001 and 2000 is based on estimates prepared by management of the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Company's oil and gas reserves are located in the United States.

                                                       Oil  (Bbl)    Gas (MCF)
                                                       ----------   -----------

          Proved  reserves  at  September  30,  1999      11,100     1,036,600
            Revisions  in  previous  estimates          (  2,000)   (   57,700)
            Discoveries                                    1,000       170,800
            Production                                  (  2,000)   (  186,900)
                                                       ----------   -----------
          Proved  reserves  at  September  30,  2000       8,100       962,800
            Revisions  in  previous  estimates             1,200       540,800
            Discoveries                                        -        19,400
            Purchases                                     53,200             -
            Production                                  (  5,900)   (  135,000)
                                                      ----------   -----------
          Proved  reserves  at  September  30,  2001      56,600     1,388,000
                                                       ==========   ===========

          Proved  developed  reserves:

          September  30,  2000                             8,100       916,000
          September  30,  2001                            56,600       745,000

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

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


                                                        September  30
                                                   ----------------------
                                                      2001        2000
                                                   ----------  ----------

          Future  cash  inflows                    $4,394,300   3,764,900
          Future  production  costs                 1,966,300     922,700
                                                   ----------  ----------
          Future  cash  flows                       2,428,000   2,842,200
          10%  annual  discount  for  estimated
            timing  of  cash  flows                   888,600     840,900
                                                   ----------  ----------
          Standardized  measure  of
            discounted  cash  flows                $1,539,400   2,001,300
                                                   ==========  ==========


          The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                      September 30
                                                 ----------------------
                                                     2001          2000
                                                 ------------  -----------
          Standardized  measure,
            beginning  of  year                  $ 2,001,300    1,298,800
          Sales  of  oil  and  gas,
            net  of  production  costs            (  609,900)  (  494,000)
          Purchase  of  reserves                     231,300            -
          Discoveries                                 27,800      428,300
          Net  changes  in  prices  and
            future  production  costs             (2,107,400)     816,600
          Revisions  of  previous
            quantity  estimates                    1,779,000   (  147,000)
          Accretion  of  discount                    217,300       98,600
                                                 ------------  -----------
          Standardized  measure,
            end  of  year                        $ 1,539,400    2,001,300
                                                 ============  ===========

          Future net cash flows were computed using year-end prices for oil of $22.88 in 2001 and $27.18 in 2000 and for gas of $2.23 in 2001 and
          $3.68  in  2000.

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


                                    PART III


                                     ITEM 9.

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning the Company's Directors and Executive Officers is set forth below:

                                                            PERIOD OF
   NAME  &  AGE                   POSITION                   SERVICE
   ------------                   --------                  ---------

James  L.  Burkhart         Chairman  of  the  board,    February  2,  1999
     67                     Director                     to  Present


Robert  E.  Gee             Director                     February  2,  1999
     70                                                  to  Present


E.  J.  Henderson           President,  CEO,             March  26,  1993
     67                     Treasurer  &  Director       to  Present


Ronald  M.  Sitton          Secretary  and  Director     February  2,  1999
     55                                                  to  Present


S.  W.  Houghton            Director                     March  26,  1993
     61                                                  to  Present


George  H.C.  Lawrence      Director                     December 2, 1993
     64                                                  to  Present

James  L.  Burkhart
-------------------

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

Robert  E.  Gee
---------------

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

E.  J.  Henderson
-----------------

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

Ronald  M.  Sitton
------------------

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

S.  W.  Houghton
----------------

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

George  H.C.  Lawrence
----------------------

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

Compliance  with  Section  16(a)  of  the  Exchange  Act
--------------------------------------------------------

     Under the U.S. securities laws, directors, certain executive officers and persons holding more than ten percent of the Company's common stock must report their initial ownership of the common stock and any changes in the ownership to the SEC. The SEC has designated specific due dates for those reports and the Company must identify in this report those persons who did not file those reports when due. Based solely on the Company's review of copies of the reports filed with the SEC and written representations of its directors and executive officers, the Company believes that all persons subject to reporting filed required reports on time in the fiscal year ended September 30, 2001.

                                    ITEM 10.

                             EXECUTIVE COMPENSATION


     The following table sets information regarding compensation of certain Executive Officers of the Company.

       Name               Principal  Position           Year       Annual
       ----               -------------------           ----    Compensation
                                                                ------------
E.  J.  Henderson    President,  Chief  Executive       2001      $66,000
                     Officer  and  Chief  Financial     2000      $49,000
                     Officer

     The  officers  receive  no  benefits  other  than  cash  compensation.

     The Company does not have any plans for its Executive Officers involving stock appreciation rights, long term incentive, employment contracts, termination of employment and change in control agreements. An officer of the Company has stock options totaling 250,000 shares which were granted in 1999 and 2001. These options are detailed in Item 7, Note 6 to the financial statements.

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
                                                   COMMON STOCK
  NAME                         POSITION          PAR VALUE $0.001   %  OF  CLASS
------                         --------          ----------------   ------------

Officers  &  Directors:
-----------------------

James  L.  Burkhart        Chairman  of  the           642,387(1)          24.41
4904  Lakeridge  Dr.       Board,  Director  &
Lubbock,  TX  79424        Member  of  the
                           Executive  Committee

E.  J.  Henderson          CEO,  President              71,250(2)           2.71
518 17th St., Suite 745    Treasurer,  Director
Denver,  CO  80202         Member  of  the
                           Executive  Committee

Ronald  M.  Sitton         Secretary,  Director            78,736           2.99
4904  Lakeridge  Dr.       Member  of  the
Lubbock,  TX  79424        Executive  Committee

Robert  E.  Gee            Director                    236,208(3)           8.97
69  DeBell  Drive
Atherton,  CA  94027

S.  W.  Houghton           Director                       103,097           3.92
420 Madison Ave.,
Suite 901
New  York,  NY  10017

George  H.C.  Lawrence     Director                     10,500(4)           0.40
198  Spinnaker  Drive
Vero  Beach,  FL  32963

Officers  and  Directors
as a group (6  Persons)                                 1,142,178          43.40


(1)  Held  in  the  name  of  James  L.  Burkhart  Living  Trust  dtd  9-17-97.

(2) Does not include an option to acquire 125,000 shares of the Company's common stock granted April 26, 1999 at a price of $0.16 per share under the terms of the Company's Qualified Employees Stock Option Plan of March 1, 1994 and a non-qualified stock option to acquire 125,000 shares of the Company's common stock granted on March 20, 2001.

(3) Held in the name of Gee Family Trust dtd 12-23-92 - 26,245 shares and BKM Family Limited Partnership - 209,963 shares.

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

          (i) Financial Statements. See "Index to Financial Statements" in Part II, Item 7.

           (ii) Exhibits:
                    Exhibit  11.  Computation  of  Net  Income  (Loss) Per Share

     (b) No reports on Forms 8-K were filed during the Company's quarter ended September 30, 2001.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section 13 and 15(d) of the Securities
Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                CLX ENERGY, INC.


Date:   December  21,  2001          By  /s/  E.  J.  Henderson
                                       ------------------------
                                       E.  J.  Henderson,  President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on dates indicated:


Date:   December  21,  2001          By  /s/  James  L.  Burkhart
                                       -----------------------------------------
                                       James  L.  Burkhart,  Chairman  of  the
                                       Board  and  Director

Date:   December  21,  2001          By  /s/  Robert  E.  Gee
                                       -----------------------------------------
                                       Robert  E.  Gee,  Director

Date:   December  21,  2001          By  /s/  E.  J.  Henderson
                                       -----------------------------------------
                                       E.  J.  Henderson,  CEO,  President,
                                       Treasurer  and  Director

Date:   December  21,  2001          By
                                       -----------------------------------------
                                       Ronald  M. Sitton, Secretary and Director

Date:   December  21,  2001          By  /s/  S.  W.  Houghton
                                       -----------------------------------------
                                       S.  W.  Houghton,  Director

Date:   December  21,  2001          By  /s/  George  H.C.  Lawrence
                                       -----------------------------------------
                                       George  H.C.  Lawrence,  Director