Form 10QSB
period 2001-12-31
CLX ENERGY INC
filed 2002-02-13
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2001

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

As of February 8, 2002, there were 2,631,936 shares of the Registrant's sole class of Common Stock outstanding.


Transitional Small Business Disclosure Format    Yes   No  X
                                                          ---

                                CLX ENERGY, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    Independent Accountants' Report                                       1

    Condensed Balance Sheet
      December 31, 2001                                                   2

    Condensed Statements of Operations
      Three Months December 31, 2001 and 2000                             3

    Condensed Statement of Stockholders' Equity
      Three Months Ended December 31, 2001                                4

    Condensed Statements of Cash Flows
      Three Months Ended December 31, 2001 and 2000                       5

    Notes to Condensed Financial Statements
      Three Months Ended December 31, 2001 and 2000                       6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                             9


PART II - OTHER INFORMATION                                              11

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
CLX Energy, Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of December 31, 2001, the related condensed statements of operations for the three-month periods ended December 31, 2001 and 2000, condensed statement of stockholders' equity for the three-month period ended December 31, 2001, and condensed statement of cash flows for the three-month periods ended December 31, 2001 and 2000. These condensed financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


February 13, 2002

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                December 31, 2001
                                   (Unaudited)


                Assets
                ------
Current assets:
   Cash                                             $   386,476
   Accounts receivable:
     Trade                                              133,950
     Oil and gas sales                                  112,519
   Prepaid expenses and other                             8,552
                                                    ------------
          Total current assets                          641,497
                                                    ------------
Property and equipment, at cost:
   Oil and gas properties (successful
     effort method):
       Proved                                         1,110,965
       Unproved                                          55,771
   Office equipment                                      16,353
                                                    ------------
                                                      1,183,089
       Less accumulated depreciation
         and depletion                                 (555,793)
                                                    ------------
   Property and equipment, net                          627,296
Other assets - oil and gas bond deposit                  27,253
                                                    ------------
                                                    $ 1,296,046
                                                    ============

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                          $   241,016
     Joint interest owner advances                       17,181
     Oil and gas sales                                  127,323
   Current portion of long-term debt                    120,000
   Accrued liabilities and other                          8,355
                                                    ------------
          Total current liabilities                     513,875
                                                    ------------
Long-term debt, less current portion                    337,857
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding                                      -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                                        26,319
   Additional paid-in capital                           846,941
   Accumulated deficit                                 (428,946)
                                                    ------------
          Net stockholders' equity                      444,314
                                                    ------------
                                                    $ 1,296,046
                                                    ============

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Operations
                  Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)


                                              Three Months Ended
                                                 December 31,
                                            -----------------------
                                               2001         2000
                                            -----------  ----------
Revenues:
   Oil and gas sales                        $   70,669     240,068
   Management fees and other                    14,044      17,620
                                            -----------  ----------
      Total revenue                             84,713     257,688
                                            -----------  ----------

Operating expenses:
   Lease operating and production taxes         82,722      49,143
   Lease rentals                                   958         935
   Dry holes and abandoned leases                1,417      30,266
   Depreciation and depletion                   21,008      32,504
   General and administrative                   57,624      57,222
                                            -----------  ----------
      Total operating expenses                 163,729     170,070
                                            -----------  ----------
      Operating income (loss)                  (79,016)     87,618
                                            -----------  ----------

Other income (expenses):
   Gain on sale of assets                            -       7,305
   Interest income                               3,039       2,254
   Interest expense                             (7,117)     (9,719)
                                            -----------  ----------
      Other income (expenses)                   (4,078)       (160)
                                            -----------  ----------

        Income (loss) before income taxes      (83,094)     87,458

Income tax (provision) benefit                   4,500           -
                                            -----------  ----------

        Net income (loss)                   $  (78,594)     87,458
                                            ===========  ==========

Net income (loss) per common share:
   Basic                                    $     (.03)        .03
                                            ===========  ==========
   Diluted                                  $     (.03)        .03
                                            ===========  ==========

Weighted average number of
   common shares outstanding:
      Basic                                  2,631,936   2,636,283
                                            ===========  ==========
      Diluted                                2,631,936   2,677,950
                                            ===========  ==========

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                      Three Months Ended December 31, 2001
                                   (Unaudited)

                                              Additional
                          Common Stock          Paid-in   Accumulated
                       Shares      Amount       Capital     Deficit
                     ----------  -----------  ----------  -----------
Balances,
  October 1, 2001     2,631,936  $    26,319     846,941    (350,352)

Net loss                      -            -           -      78,594
                     ----------  -----------  ----------  -----------
Balances,
  December 31, 2001   2,631,936  $    26,319     846,941    (428,946)
                     ==========  ===========  ==========  ===========

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                  Three Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                    Three Months Ended
                                                       December 31,
                                                 ------------------------
                                                     2001         2000
                                                 ------------  -----------
Cash flows from operating activities:
 Net income (loss)                               $   (78,594)      87,458
                                                 ------------  -----------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                        21,008       32,504
    Gain on sale of assets                                 -       (7,305)
    (Increase) decrease in accounts receivable       376,833     (515,377)
    (Increase) decrease in prepaid
       expense and other                              (4,993)       1,204
    Increase (decrease) in accounts payable         (418,549)     480,796
    Decrease in accrued
      liabilities and other                           (7,500)      (3,500)
                                                 ------------  -----------

      Total adjustments                              (33,201)     (11,678)
                                                 ------------  -----------
        Net cash provided by (used in)
          operating activities                      (111,795)      75,780
                                                 ------------  -----------

Cash flows from investing activities:
 Proceeds from sale of property and equipment              -       36,525
 Purchase of property and equipment                   (8,834)    (364,609)
 Addition to other assets                               (239)        (369)
                                                 ------------  -----------
      Net cash used in
        investing activities                          (9,073)    (328,453)
                                                 ------------  -----------

Cash flows from financing activities:
 New long-term borrowings                                  -      265,000
 Reductions to long-term debt                        (30,000)     (20,907)
                                                 ------------  -----------

      Net cash provided by (used in)
        financing activities                         (30,000)     244,093
                                                 ------------  -----------

      Net decrease in cash                          (150,868)      (8,580)

Cash, beginning of period                            537,344      604,532
                                                 ------------  -----------

Cash, end of period                              $   386,476      595,952
                                                 ============  ===========

Supplemental disclosures of cash flow:
  Interest paid                                  $     7,117        8,357
                                                 ============  ===========
  Income taxes paid                              $         -        4,300
                                                 ============  ===========

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


Note A - Basis of Presentation

The condensed balance sheet as of December 31, 2001, the condensed statements of operations for the three months ended December 31, 2001 and 2000, the condensed statement of stockholders' equity for the three months ended December 31, 2001 and the condensed statements of cash flows for the three months ended December 31, 2001 and 2000 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 2001 financial statements of the Company, the notes thereto and the independent Auditors' Report thereon.

Certain amounts reported in the prior period financial statements have been reclassified to conform with the 2001 presentation.


Note B - Use of estimates

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

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)


Note C - Net income (loss) per common share

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

Basic income (loss) per share of common stock is computed based on the average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options. Stock options are not considered in the diluted EPS calculation for those periods with net losses, as the impact of the potential common shares (250,000 shares at December 31, 2001) would be to decrease loss per share.


Note D - Income Taxes

An income tax benefit was recorded for the potential refund of taxes paid in prior years as a result of the net loss for the three months ended December 31, 2001. No provision for income taxes is required for the three months ended December 31, 2000.

The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                      2001         2000
                                     -------      -------

     Federal statutory rate          (35.0%)       35.0%
     Graduated rate benefit           20.0          0.0
     Net operating losses              0.0        ( 2.4 )
     State taxes                       0.0        ( 0.0 )
     Statutory depletion               9.6        ( 7.8 )
     Intangible drilling costs         0.0        (24.8 )
                                     -------      -------

        Effective tax rate           ( 5.4%)        0.0%
                                     =======      =======

At September 30, 2001, after giving effect to ownership changes that occurred in the 1999 fiscal year, the Company has a net operating loss carryforward of approximately $337,000 which expires in varying amounts from September 30, 2003 through 2017. The $337,000 carryforward is subject to an annual limitation of approximately $23,500. Differences between income tax and financial statement basis of assets ($37,000) consists of intangible drilling costs ($78,000) which are expensed for tax purposes offset by basis difference of oil and gas properties ($41,000) that have a lower financial statement basis than income tax basis.

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (UNAUDITED)



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


Liquidity, Capital Resources and Commitments


The Company currently has a positive current ratio with current assets exceeding current liabilities by approximately $127,622. The Company believes that current assets and projected cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the fiscal year ended September 30, 2002, including servicing the bank debt.

The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis and the Company is attempting to purchase additional producing oil and gas properties.


Analysis of Results of Operations:

Oil and gas sales decreased for the three months ended December 31, 2001 compared to the three months ended December 31, 2000 as a result of declining production and lower prices for gas and oil.

Management fees and other income for the three months ended December 31, 2001 decreased over the prior year period due to one time management fees received in connection with the drilling of certain oil and gas wells.

Lease operating expenses and production taxes increased for the three months ended December 31, 2001 due to significant workover costs incurred on certain oil and gas wells and higher than estimated ad valorem taxes. Dry hole expense decreased as a result of limited participation in drilling of wells during the three months ended December 31, 2001. Depreciation and depletion decreased as a result of the decrease in oil and gas production and the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2001. General and administrative expenses did not change significantly.

During the three months ended December 31, 2000 the Company had a gain of $7,305 from selling part of its interest in undeveloped oil and gas leases. Interest income increased as a result of an increase in the amount of interest bearing cash accounts. Interest expense decrease as a result of a reduction in the average amount of debt outstanding and lower interest rates.

                           PART II - OTHER INFORMATION


Item 1.    Legal Proceedings.
           None

Item 2.    Changes in Securities.
           None

Item 3.    Defaults Upon Senior Securities.
           None

Item 4.    Submission of Matters to a Vote of Security Holders.
           None

Item 5.    Other Information.
           None

Item 6.    Exhibits and Reports on Form 8-K.
          (a) Exhibits Exhibit 11. Statement of Computation of Earnings (Loss) Per Share

          (b)  Reports  on  Form  8-K
               None

                                   SIGNATURES

Pursuant to the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     CLX ENERGY, INC.
                                     (REGISTRANT)

Date:  February 13, 2002              By:  /s/  E. J. Henderson
                                      -------------------------
                                      By:  E. J. Henderson
                                           President and Chief Financial Officer