Form 10QSB
period 2002-03-31
CLX ENERGY INC
filed 2002-05-14
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  2002

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

As of May 8, 2002, there were 2,631,936 shares of the Registrant's sole class of Common Stock outstanding.


Transitional  Small  Business  Disclosure  Format    Yes     No   X
                                                         ---     ---

                                CLX ENERGY, INC.
                                      INDEX


PART  I  -  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

    Independent  Accountants'  Report                                       1

    Condensed  Balance  Sheet
      March  31,  2002                                                      2

    Condensed  Statements  of  Operations
      Six  Months  and  Three  Months  Ended March 31, 2002 and 2001        3

    Condensed  Statement  of  Stockholders'  Equity
      Six  Months  Ended  March  31,  2002                                  4

    Condensed  Statements  of  Cash  Flows
      Six  Months  Ended  March  31,  2002 and 2001                         5

    Notes  to  Condensed  Financial  Statements
      Six  Months  Ended  March  31,  2002 and 2001                         6

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                           9


PART  II  -  OTHER  INFORMATION                                            11

                         INDEPENDENT ACCOUNTANTS' REPORT


Board of Directors
CLX Energy, Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of March 31, 2002, the related condensed statements of operations for the six-month and three-month periods ended March 31, 2002 and 2001, condensed statement of stockholders' equity for the six-month period ended March 31, 2002, and condensed statement of cash flows for the six-month periods ended March 31, 2002 and 2001. These condensed financial statements are the responsibility of the Company's management.

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


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


May 13, 2002


                     CLX ENERGY, INC.
                 Condensed Balance Sheet
                      March 31, 2002
                        (Unaudited)

              Assets
              ------
Current assets:
   Cash                                    $   355,218
   Accounts receivable:
     Trade                                      87,681
     Oil and gas sales                          61,273
   Prepaid expenses and other                   12,689
                                           ------------
          Total current assets                 516,861
                                           ------------
Property and equipment, at cost:
   Oil and gas properties (successful
     effort method):
       Proved                                1,114,026
       Unproved                                 53,709
   Office equipment                             16,353
                                           ------------
                                             1,184,088
       Less accumulated depreciation
         and depletion                      (  575,314)
                                           ------------
   Property and equipment, net                 608,774
Other assets - oil and gas bond deposit         27,492
                                           ------------
                                           $ 1,153,127
                                           ============

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                 $   224,736
     Joint interest owner advances               3,526
     Oil and gas sales                          75,903
   Current portion of long-term debt           120,000
   Accrued liabilities and other                 8,355
                                           ------------
          Total current liabilities            432,520
                                           ------------
Long-term debt, less current portion           307,857
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding                             -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                               26,319
   Additional paid-in capital                  846,941
   Accumulated deficit                      (  460,510)
                                           ------------
          Net stockholders' equity             412,750
                                           ------------
                                           $ 1,153,127
                                           ============


The accompanying notes are an integral part of these condensed financial statements.



                                  CLX ENERGY, INC.
                         Condensed Statements of Operations
              Six Months and Three Months Ended March 31, 2002 and 2001
                                     (Unaudited)


                                        Six Months Ended       Three Months Ended
                                           March 31,                March 31,
                                    -----------------------  -----------------------
                                       2002         2001        2002         2001
                                    -----------  ----------  -----------  ----------
Revenues:
   Oil and gas sales                $  139,226     557,498       68,557     317,430
   Management fees and other            32,611      38,086       18,567      20,466
                                    -----------  ----------  -----------  ----------
     Total revenue                     171,837     595,584       87,124     337,896
                                    -----------  ----------  -----------  ----------

Operating expenses:
   Lease operating and
    production taxes                   131,286     135,515       48,564      86,372
   Lease rentals                         1,058       1,035          100         100
   Dry holes and abandoned leases        1,542      56,317          125      26,051
   Depreciation and depletion           40,529      70,838       19,521      38,334
   General and administrative          106,019     153,079       48,395      95,857
                                    -----------  ----------  -----------  ----------
     Total operating costs and
      expenses                         280,434     416,784      116,705     246,714
                                    -----------  ----------  -----------  ----------

     Operating income                 (108,597)    178,800     ( 29,581)     91,182
                                    -----------  ----------  -----------  ----------

Other income (expenses):
   Gain on sale of assets                    -      20,735            -      13,430
   Interest income                       5,220       7,607        2,181       5,353
   Interest expense                   ( 12,981)   ( 25,964)    (  5,864)   ( 16,245)
                                    -----------  ----------  -----------  ----------
     Other income (expenses)          (  7,761)      2,378     (  3,683)      2,538
                                    -----------  ----------  -----------  ----------

Income (loss) before
 income taxes                         (116,358)    181,178     ( 33,264)     93,720

Income tax (provision) benefit           6,200    (  6,500)       1,700    (  6,500)
                                    -----------  ----------  -----------  ----------

Net income (loss)                   $ (110,158)    174,678     ( 31,564)     87,220
                                    ===========  ==========  ===========  ==========

Net income (loss) per
 common share:
   Basic                            $ (    .04)        .07     (    .01)        .03
                                    ===========  ==========  ===========  ==========
   Diluted                          $ (    .04)        .06     (    .01)        .03
                                    ===========  ==========  ===========  ==========

Weighted average number of
   common shares outstanding:
     Basic                           2,631,936   2,636,283    2,631,936   2,637,283
                                    ===========  ==========  ===========  ==========
     Diluted                         2,631,936   2,709,383    2,631,936   2,709,383
                                    ===========  ==========  ===========  ==========


The accompanying notes are an integral part of these financial statements.



                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                         Six Months Ended March 31, 2002
                                   (Unaudited)


                                      Additional
                      Common Stock     Paid-in  Accumulated
                     Shares   Amount   Capital    Deficit
                   ---------  -------  -------  ------------
Balances,
  October 1, 2001  2,631,936  $26,319  846,941     (350,352)

Net loss                   -        -        -     (110,158)
                   ---------  -------  -------  ------------
Balances,
  March 31, 2002   2,631,936  $26,319  846,941     (460,510)
                   =========  =======  =======  ============


The accompanying notes are an integral part of these condensed financial statements.



                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                    Six Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                      Six Months Ended
                                                          March 31,
                                                 -------------------------
                                                     2002         2001
                                                 ------------  -----------
Cash flows from operating activities:
 Net income (loss)                               $(  110,158)     174,678
                                                 ------------  -----------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                        40,529       70,838
    Expenses incurred in exchange for options              -       28,000
    Gain on sale of assets                                 -   (   20,735)
    (Increase) decrease in accounts receivable       474,348   (  121,805)
    (Increase) decrease in prepaid
      expense and other                           (    9,130)  (    2,434)
    Increase (decrease) in accounts payable       (  499,904)     689,708
    Increase (decrease) in accrued
      liabilities and other                       (    7,500)       1,355
                                                 ------------  -----------

      Total adjustments                           (    1,657)     644,927
                                                 ------------  -----------
        Net cash provided by (used in)
          operating activities                    (  111,815)     819,605
                                                 ------------  -----------

Cash flows from investing activities:
 Proceeds from sale of property and equipment              -       82,529
 Purchase of property and equipment               (    9,833)  (  455,667)
 Addition to other assets                         (      478)  (      739)
                                                 ------------  -----------
      Net cash used in
        investing activities                      (   10,311)  (  373,877)
                                                 ------------  -----------

Cash flows from financing activities:
 New long-term borrowings                                  -      265,000
 Reductions to long-term debt                     (   60,000)  (   50,907)
                                                 ------------  -----------

      Net cash provided by (used in)
        financing activities                      (   60,000)     214,093
                                                 ------------  -----------

      Net increase (decrease) in cash             (  182,126)     659,821

Cash, beginning of period                            537,344      604,532
                                                 ------------  -----------

Cash, end of period                              $   355,218    1,264,353
                                                 ============  ===========

Supplemental disclosures of cash flow:
  Interest paid                                  $    12,981       25,964
                                                 ============  ===========
  Income taxes paid                              $         -        6,645
                                                 ============  ===========



The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                  (UNAUDITED)

Note A - Basis of Presentation

The condensed balance sheet as of March 31, 2002, the condensed statements of operations for the six months and three months ended March 31, 2002 and 2001, the condensed statement of stockholders' equity for the six months ended March 31, 2002 and the condensed statements of cash flows for the six months ended March 31, 2002 and 2001 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for all periods presented have been made.

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

Certain amounts reported in the prior period financial statements have been reclassified to conform with the 2002 presentation.


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

                                CLX ENERGY, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


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

Basic income (loss) per share of common stock is computed based on the average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options. Stock options are not considered in the diluted EPS calculation for those periods with net losses, as the impact of the potential common shares (250,000 shares at March 31, 2002) would be to decrease loss per share.


Note D - Income Taxes

An income tax benefit was recorded for the potential refund of taxes paid in prior years as a result of the net loss for the six months ended March 31, 2002.

The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                      2002         2001
                                     -------      -------

     Federal statutory rate          (35.0%)       35.0%
     Graduated rate benefit           20.0          0.0
     Net operating losses              0.0        ( 2.3 )
     State taxes                       0.0        ( 0.0 )
     Statutory depletion               9.4        (11.0 )
     Intangible drilling costs         0.0        (18.1 )
                                     -------      -------

        Effective tax rate           ( 5.6%)        3.6%
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

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


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


Liquidity, Capital Resources and Commitments


The Company currently has a positive current ratio with current assets exceeding current liabilities by approximately $84,341. The Company believes that current assets and projected cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the fiscal year ended September 30, 2002, including servicing the bank debt.

The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis and the Company is attempting to purchase additional producing oil and gas properties.


Analysis of Results of Operations:

Oil and gas sales decreased for the six months and three months ended March 31, 2002 compared to the six months and three months ended March 31, 2001 as a result of declining production and lower prices for gas and oil.

Management fees and other income for the six months and three months ended March 31, 2002 decreased over the prior year periods due to one time management fees received in connection with the drilling of certain oil and gas wells.

Lease operating expenses and production taxes decreased for the six months ended March 31, 2002 compared to the six months ended March 31, 2001 primarily due to reduced production taxes on lower oil and gas revenues offset by significant workover costs incurred on certain oil and gas wells and higher than estimated ad valorem taxes in the three month period ended December 31, 2001. Lease operating expenses and production taxes decreased for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 primarily due to reduced production taxes on lower oil and gas revenues. Dry hole expense decreased as a result of limited participation in drilling of wells during the six months and three months ended March 31, 2002. Depreciation and depletion decreased as a result of the decrease in oil and gas production and the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2001. General and administrative expenses decreased primarily due to certain expenses incurred in the prior year periods for a stockholders' meeting to reverse split the common stock of the Company and $28,000 of expenses associated with a stock option granted.

During the six months ended March 31, 2001 the Company had a gain of $20,735 from selling part of its interest in undeveloped oil and gas leases ($13,430 for the three months ended March 31, 2001). Interest income decreased as a result of a decrease in the amount of interest bearing cash accounts and lower interest rates. Interest expense decreased as a result of a reduction in the average amount of debt outstanding and lower interest rates.

Critical accounting policies

The Company believes the following represent its critical accounting policies:

Revenue Recognition - The Company's revenue recognition policy is significant because its revenue is a key component of its results of operations. In addition, revenue recognition determines the timing of certain expenses such as production taxes. The Company recognizes oil and gas revenue as oil and gas is produced. At times, the Company is required to estimate the quantities produced and related revenues. Management fees are recognized when the Company performs the service and collection is probable. Revenue results are difficult to estimate or predict, and any shortfall in revenue could cause operating results to vary significantly.

Oil and gas properties - The Company follows the successful efforts method of accounting. Lease acquisition and development costs (tangible and intangible) for expenditures relating to proved oil and gad properties are capitalized. Delay and surface rentals are charged to expense in the year incurred. Dry hole costs incurred on exploratory operations are expensed. Dry hole costs associated with developing proved fields are capitalized. Expenditures for additions, betterments, and renewals are capitalized. Geological and geophysical costs are expensed when incurred.

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

                                 CLX ENERGY, INC.
                                 (REGISTRANT)

Date:  May 13, 2002                   By:  /s/ E. J. Henderson
                                      ------------------------
                                      By:  E. J. Henderson
                                           President and Chief Financial Officer