Form 10QSB
period 2002-06-30
CLX ENERGY INC
filed 2002-08-13
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June  30,  2002

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

As of August 5, 2002, there were 2,631,936 shares of the Registrant's sole class of Common Stock outstanding.


Transitional  Small  Business  Disclosure  Format    Yes       No   X
                                                          ---      ---

                                CLX ENERGY, INC.
                                      INDEX


PART I  -  FINANCIAL  INFORMATION


ITEM 1.    FINANCIAL  STATEMENTS

    Independent  Accountants'  Report                                          1

    Condensed  Balance  Sheet  -
      June  30,  2002                                                          2

    Condensed  Statements  of  Operations  -
      Nine  Months  and  Three  Months  Ended June 30, 2002 and 2001           3

    Condensed  Statement  of  Stockholders'  Equity  -
      Nine  Months  Ended  June  30,  2002                                     4

    Condensed  Statements  of  Cash  Flows  -
      Nine  Months  Ended  June  30,  2002 and 2001                            5

    Notes  to  Condensed  Financial  Statements  -
      Nine  Months  Ended  June  30,  2002 and 2001                            6

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS                              9

PART  II  -  OTHER  INFORMATION                                               11

                        INDEPENDENT ACCOUNTANTS' REPORT



Board  of  Directors
CLX  Energy,  Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of June 30, 2002, the related condensed statements of operations for the nine-month and three-month periods ended June 30, 2002 and 2001, condensed statement of stockholders' equity for the nine-month period ended June 30, 2002, and condensed statements of cash flows for the nine-month periods ended June 30, 2002 and 2001. These condensed financial statements are the responsibility of the Company's management.

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


EASTON  AND  BARSCH
Certified  Public  Accountants
Lakewood,  Colorado


August  13,  2002


                   CLX ENERGY, INC.
               Condensed Balance Sheet
                   June 30, 2002
                     (Unaudited)


           Assets
           ------
Current assets:
   Cash                                    $   317,167
   Accounts receivable:
     Trade                                     253,864
     Oil and gas sales                         138,297
   Prepaid expenses and other                   18,075
                                           ------------
          Total current assets                 727,403
                                           ------------
Property and equipment, at cost:
   Oil and gas properties (successful
     effort method):
       Proved                                1,148,403
       Unproved                                 43,705
   Office equipment                             16,353
                                           ------------
                                             1,208,461
       Less accumulated depreciation
         and depletion                      (  600,394)
                                           ------------
   Property and equipment, net                 608,067
Other assets - oil and gas bond deposit         27,739
                                           ------------
                                           $ 1,363,209
                                           ============

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                 $   242,472
     Joint interest owner advances             152,160
     Oil and gas sales                         142,876
   Current portion of long-term debt           120,000
   Accrued liabilities and other                 8,355
                                           ------------
          Total current liabilities            665,863
                                           ------------
Long-term debt, less current portion           277,857
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding                             -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                               26,319
   Additional paid-in capital                  846,941
   Accumulated deficit                      (  453,771)
                                           ------------
          Net stockholders' equity             419,489
                                           ------------
                                           $ 1,363,209
                                           ============

The accompanying notes are an integral part of these condensed financial statements.



                                  CLX ENERGY, INC.
                         Condensed Statements of Operations
              Nine Months and Three Months Ended June 30, 2002 and 2001
                                     (Unaudited)

                                       Nine Months Ended       Three Months Ended
                                             June 30,               June 30,
                                    -----------------------  -----------------------
                                       2002         2001        2002         2001
                                    -----------  ----------  -----------  ----------
Revenues:
   Oil and gas sales                $  239,028     739,756       99,802     182,258
   Management fees and other            51,082      56,630       18,471      18,544
                                    -----------  ----------  -----------  ----------
     Total revenue                     290,110     796,386      118,273     200,802
                                    -----------  ----------  -----------  ----------

Operating expenses:
   Lease operating and
    production taxes                   178,947     186,753       47,661      51,238
   Lease rentals                         1,058       2,443            -       1,408
   Dry holes and abandoned leases            -      66,759     (  1,542)     10,442
   Depreciation and depletion           65,608      99,957       25,079      29,119
   General and administrative          150,005     206,564       43,986      53,485
                                    -----------  ----------  -----------  ----------
     Total operating costs and
      expenses                         395,618     562,476      115,184     145,692
                                    -----------  ----------  -----------  ----------

     Operating income                 (105,508)    233,910        3,089      55,110
                                    -----------  ----------  -----------  ----------

Other income (expenses):
   Gain on sale of assets                6,481      20,735        6,481           -
   Interest income                       7,115      15,058        1,895       7,451
   Interest expense                   ( 18,507)   ( 39,201)    (  5,526)   ( 13,237)
                                    -----------  ----------  -----------  ----------
     Other income (expenses)          (  4,911)   (  3,408)       2,850    (  5,786)
                                    -----------  ----------  -----------  ----------

Income (loss) before
 income taxes                         (110,419)    230,502        5,939      49,324

Income tax (provision) benefit           7,000    ( 10,000)         800    (  3,500)
                                    -----------  ----------  -----------  ----------

Net income (loss)                   $ (103,419)    220,502        6,739      45,824
                                    ===========  ==========  ===========  ==========

Net income (loss) per
 common share:
   Basic                            $ (    .04)        .08          .00         .02
                                    ===========  ==========  ===========  ==========
   Diluted                          $ (    .04)        .08          .00         .02
                                    ===========  ==========  ===========  ==========

Weighted average number of
   common shares outstanding:
     Basic                           2,631,936   2,634,850    2,631,936   2,631,984
                                    ===========  ==========  ===========  ==========
     Diluted                         2,631,936   2,764,480    2,631,936   2,761,614
                                    ===========  ==========  ===========  ==========

The accompanying notes are an integral part of these financial statements.


                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2002
                                   (Unaudited)


                                         Additional
                       Common Stock        Paid-in  Accumulated
                    Shares      Amount     Capital    Deficit
                   ---------  -----------  -------  ------------
Balances,
  October 1, 2001  2,631,936  $    26,319  846,941     (350,352)

Net loss                   -            -        -     (103,419)
                   ---------  -----------  -------  ------------
Balances,
  June 30, 2002    2,631,936  $    26,319  846,941     (453,771)
                   =========  ===========  =======  ============

The accompanying notes are an integral part of these condensed financial statements.


                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                    Nine Months Ended June 30, 2002 and 2001
                                   (Unaudited)


                                                    Nine Months Ended
                                                         June 30,
                                                -------------------------
                                                    2002         2001
                                                ------------  -----------
Cash flows from operating activities:
 Net income (loss)                              $(  103,419)     220,502
                                                ------------  -----------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                       65,608       99,957
    Expenses incurred in exchange for options             -       28,000
    Gain on sale of assets                       (    6,481)  (   20,735)
    Decrease in accounts receivable                 231,141       38,710
    Increase in prepaid
       expense and other                         (   14,516)  (    1,627)
    Increase (decrease) in accounts payable      (  266,561)     169,871
    Decrease in accrued
      liabilities and other                      (    7,500)  (       35)
                                                ------------  -----------

      Total adjustments                               1,691      314,141
                                                ------------  -----------
        Net cash provided by (used in)
          operating activities                   (  101,728)     534,643
                                                ------------  -----------

Cash flows from investing activities:
 Proceeds from sale of property and equipment        19,540       82,529
 Purchase of property and equipment              (   47,264)  (  467,025)
 Addition to other assets                        (      725)  (    1,122)
                                                ------------  -----------
      Net cash used in
        investing activities                     (   28,449)  (  385,618)
                                                ------------  -----------

Cash flows from financing activities:
 New long-term borrowings                                 -      265,000
 Reductions to long-term debt                    (   90,000)  (   80,907)
 Repurchase of common stock                               -   (    2,679)
                                                ------------  -----------

      Net cash provided by (used in)
        financing activities                     (   90,000)     181,414
                                                ------------  -----------

      Net increase (decrease) in cash            (  220,177)     330,439

Cash, beginning of period                           537,344      604,532
                                                ------------  -----------

Cash, end of period                             $   317,167      934,971
                                                ============  ===========

Supplemental disclosures of cash flow:
  Interest paid                                 $    18,507       35,067
                                                ============  ===========
  Income taxes paid                             $         -        6,645
                                                ============  ===========

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


Note  A  -  Basis  of  Presentation

The condensed balance sheet as of June 30, 2002, the condensed statements of operations for the nine months and three months ended June 30, 2002 and 2001, the condensed statement of stockholders' equity for the nine months ended June 30, 2002 and the condensed statements of cash flows for the nine months ended June 30, 2002 and 2001 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and for all periods presented have been made.

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

Certain amounts reported in the prior period financial statements have been reclassified to conform to the 2002 presentation.


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

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


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

Basic income (loss) per share of common stock is computed based on the average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options. Stock options are not considered in the diluted EPS calculation for those periods with net losses, as the impact of the potential common shares (250,000 shares at June 30, 2002) would be to decrease loss per share.


Note  D  -  Income  Taxes

An income tax benefit was recorded for the potential refund of taxes paid in prior years as a result of the net loss for the nine months ended June 30, 2002.

The following table reconciles the U.S. statutory rate to the Company's effective tax rate:

                                      2002          2001
                                      ----          ----

     Federal  statutory  rate        (35.0%)        35.0%
     Graduated  rate  benefit         20.0           0.0
     Net  operating  losses            0.0          (2.3)
     State  taxes                      0.0          (0.0)
     Statutory  depletion              6.8         (11.0)
     Intangible  drilling  costs       1.9         (18.1)
                                      ------       ------

        Effective  tax  rate          (6.3%)         3.6%
                                      ======        =====

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

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


General

The statements contained in this Form 10-QSB, if not historical, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results.


Liquidity, Capital Resources and Commitments


The Company currently has a positive current ratio with current assets exceeding current liabilities by approximately $61,540. The Company believes that current assets and projected cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the fiscal year ended September 30, 2002, including servicing the bank debt.

The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis and the Company is attempting to purchase additional producing oil and gas properties.


Analysis of Results of Operations:

Oil and gas sales decreased for the nine months and three months ended June 30, 2002 compared to the nine months and three months ended June 30, 2001 as a result of declining production and lower prices for gas and oil.

Management fees and other income for the nine months and three months ended June 30, 2002 decreased over the prior year periods due to one time management fees received in connection with the drilling of certain oil and gas wells.

Lease operating expenses and production taxes decreased for the nine months and three months ended June 30, 2002 compared to the nine months and three months ended June 30, 2001 primarily due to reduced production taxes on lower oil and gas revenues offset by significant workover costs incurred on certain oil and gas wells and higher than estimated ad valorem taxes. Dry hole expense decreased as a result of limited participation in drilling of wells during the nine months and three months ended June 30, 2002. Depreciation and depletion decreased as a result of the decrease in oil and gas production and the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2001. General and administrative expenses decreased for the three months ended June 30, 2002 compared to the three months ended June 30, 2001 primarily due to reductions in compensation expense.
General and administrative expenses decreased for the nine months ended June 30, 2002 compared to the nine months ended June 30, 2001 primarily due to reductions in compensation expense, and expenses incurred in the prior nine months for a stockholders' meeting to reverse split the common stock of the Company and $28,000 of expenses associated with a stock option granted.

During the nine months ended June 30, 2001 the Company had a gain of $20,735 from selling part of its interest in undeveloped oil and gas leases ($13,430 for the three months ended June 30, 2001) compared to $6,481 for the nine months and three months ended June 30, 2002. Interest income decreased as a result of a decrease in the amount of interest bearing cash accounts and lower interest rates. Interest expense decreased as a result of a reduction in the average amount of debt outstanding and lower interest rates.

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

                                 CLX ENERGY, INC.
                                 (REGISTRANT)

Date:  August 13, 2002                By:  /s/ E. J. Henderson
                                      ------------------------
                                      By:  E. J. Henderson
                                           President and Chief Financial Officer