Form 10KSB
period 2002-09-30
CLX ENERGY INC
filed 2002-12-24
CIK 317438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---  EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2002

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the transition period from ____________ to _____________

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

     State issuer's revenues for its most recent fiscal year:  $ 379,626.

     As of the close of trading on December 16, 2002 there were 2,631,936 common shares outstanding, 1,568,494 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on December 16, 2002, was approximately $251,000.

Documents Incorporated By Reference:  None

Transitional Small Business Disclosure      Yes     No  X
                                                ---    ---

CLX ENERGY, INC.

FORM 10-KSB

TABLE OF CONTENTS

SEPTEMBER 30, 2002
-------------------------------------------------------------------------

PART I                                                               Page
                                                                     ----

Item 1.     Description of Business                                    4

Item 2.     Description of Properties                                  8

Item 3.     Legal Proceedings                                         11

Item 4.     Submission of Matters to a vote of Security Holders       12

PART II

Item 5.     Market for Common Equity and Related
              Stockholder Matters                                     12

Item 6.     Management's Discussion and Analysis or Plan
              of Operations                                           13

Item 7.     Financial Statements                                      18

Item 8.     Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                     33

PART III

Item 9.     Directors, Executive Officers, Promoters and
              Control Persons; Compliance with
              Section 16(a) of the Exchange Act                       33

Item 10.    Executive Compensation                                    36

Item 11.    Security Ownership of Certain Beneficial Owners and
              Management                                              36

Item 12.    Certain Relationships and Related Transactions            37

Item 13.    Exhibits, Lists and Reports on Form 8-K                   38

Item 14.    Controls and Procedures                                   38

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

     As of September 30, 2002 the Company's significant oil and gas operations were located in the following areas.

               STATE                  COUNTY
               -----                  ------

               Colorado               Rio Blanco and Moffat
               Kansas                 Meade, Comanche and Seward
               Oklahoma               Alfalfa and Beaver
               Wyoming                Campbell and Crook

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

EMPLOYEES
---------

     As of September 30, 2002, the Company employed one person, the President and Chief Executive Officer, on a full-time basis.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
----------------------------------------------------------------------------

     The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries.

                                     ITEM 2.

                            DESCRIPTION OF PROPERTIES


OFFICE FACILITIES
-----------------

     The Company's offices are located at 518 17th Street, Suite 745, Denver, Colorado 80202, in space the Company leases from an unaffiliated entity. The Company currently occupies approximately 1,138 square feet for which it pays a monthly rental of $1,343. The lease agreement on this space expires in April 2003. Minimum lease payments under the lease through April 2003 are $9,401.

OIL AND GAS PROPERTIES
----------------------

     The Company is in only one line of business, that of acquiring, developing and producing oil and gas properties. The Company's estimated 10% discounted future net revenue attributable to proved producing reserves of $467,000 as of September 30, 2002, is attributed 82.9% to natural gas reserves and 17.1% to oil reserves.

     The Company holds interests in producing and non-producing leaseholds as set forth below.

          Producing Properties  Non-Prod. Properties
          --------------------  --------------------
          Gross      Net        Gross      Net
          Acres      Acres      Acres      Acres
          ---------  ---------  ---------  ---------

State
-----
Colorado      4,979        706      6,321      1,264
Kansas        3,625        487      3,906      1,123
Oklahoma      1,120        212          -          -
Wyoming         716         55      5,846      1,439
          ---------  ---------  ---------  ---------

             10,440      1,460     16,073      3,826

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

PROVED AND PROVED DEVELOPED RESERVES
------------------------------------

     The following table shows, for the years indicated, the proved and proved developed oil and gas reserves attributable to the Company's interests. Proved oil and gas reserves are the estimated quantities of crude oil, natural gas, and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e., prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Proved developed oil and gas reserves are reserves that can be expected to be recovered through existing wells with equipment and operating methods. The reserves and economics presented below were determined under accounting rules which require that fiscal year end price received for natural gas be used and held constant in projecting oil and gas reserves which are used to project the value of a producing property. This has the effect of severely reducing the economic value of the Company's natural gas reserves in the Rocky Mountains. The Company received $1.20 per mmbtu for gas sold from it's Rocky Mountain properties during September 2002, the last month of the fiscal year. For the month of November, 2002, the price received by the Company was $2.99 per mmbtu for gas sold from it's Rocky Mountain properties.

                                       September 30
                                  --------------------
                                     2002       2001
                                  ---------  ---------
     Barrels of oil
     --------------
       Proved                         9,000     56,600
       Proved developed               9,000     56,600

     MCF of gas
     ----------
       Proved                       764,200  1,388,000
       Proved developed             511,500    745,000

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

                           September 30
                      ----------------------
                         2002        2001
                      ----------  ----------
    Proved               545,600   1,539,400
    Proved developed     467,500     934,000

     The above reserves are located entirely within the United States.

OIL AND GAS RESERVE ESTIMATES FILED
-----------------------------------

     Since September 30, 2002 the Company has filed no estimates of total proved net oil or gas reserves with or included such information in reports to any federal authority or agency other than the Securities and Exchange Commission.

NET OIL AND GAS PRODUCTION
--------------------------

     The following table shows, for the periods indicated, the approximate production attributable to the Company's oil and gas interests.


                            YEAR ENDED SEPTEMBER 30
                            ------------------------
                              2002         2001
                            ---------  -------------

     Crude Oil (Bbls)           6,000          5,900
     Natural Gas (MCF)         89,900        135,000


     The following table shows, for the periods indicated, the approximate average sales price per barrel of oil and MCF of gas and approximate average production cost of oil and gas produced on a relative unit basis.


                            YEAR ENDED SEPTEMBER 30
                            -----------------------
                              2002          2001
                            ----------  -----------

   Average Sales Price
     Per Barrel of Oil        $ 19.95        23.36
     Per MCF of Gas           $  2.32         5.03

   Average Lifting Cost
     Per Equivalent MCF       $  0.74         1.40
     Per Equivalent BBL       $ 18.44         8.40

TOTAL GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES
--------------------------------------------------------

     The following table sets forth the Company's total gross and net productive wells as of September 30, 2002, which are located on 10,560 gross (1,550 net) acres:

               Gross Wells                Net Wells
               -----------               ------------
               Oil     Gas               Oil      Gas
               ---     ---               ---      ---

                2       23                .15   3.43


NET PRODUCTIVE AND DRY EXPLORATORY AND DEVELOPMENT WELLS
--------------------------------------------------------

     The following table sets forth the number of net productive and dry exploratory and development wells drilled by the Company during fiscal 2002 and 2001.

          Exploratory Wells           Development Wells
         -------------------         -------------------
         Net Prod.   Net Dry         Net Prod.   Net Dry
         ---------   -------         ---------   -------
                              2001
                              ----
             0.0      .04               .1         0.25
                              2002
                              ----
             0.0      .20               .16        0.00

PRESENT ACTIVITIES
------------------

     As of December 16, 2002, the Company is not involved in the drilling of any wells.

FUTURE OIL AND GAS DELIVERY CONTRACTS
-------------------------------------

     At September 30, 2002 the Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements.


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

     FISCAL 2001
     -----------
                      HIGH  LOW
                      ----  ----
Quarter Ended
  December 31, 2000    .68   .60
  March 31, 2001      1.00   .60
  June 30, 2001       1.10  1.05
  September 30, 2001   .55   .55

     FISCAL 2002
     -----------
                      HIGH  LOW
                      ----  ----
Quarter Ended
  December 31, 2001    .55   .26
  March 31, 2002       .26   .26
  June 30, 2002        .26   .25
  September 30, 2002   .25   .16

     The Company has paid no dividends on its common stock and does not expect to pay dividends in the foreseeable future.

     The following table sets forth the approximate number of security holders of record of the Company's $0.01 par value common stock as of September 30, 2002.

   TITLE OF CLASS  SHARES OUTSTANDING  NUMBER OF SHAREHOLDERS
   --------------  ------------------  ----------------------

  $0.01 Par Value           2,631,936                     440
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

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS
--------------------------------------------

     In fiscal 2002 the Company participated in the drilling of two wells, both of which were dry holes. In August the Company sold its interest in the Densmore Field located in Norton County, Kansas which was purchased during fiscal 2001. Operating costs for this field were considered excessive. The value of the Company's natural gas reserves were determined utilizing prices in effect for September 2002, the end of the Company's fiscal year. The September 2002 prices for gas sold by the Company in the Rocky Mountains was $1.20 per MMBTU, the lowest price received during fiscal 2002. The price of natural gas sold by the Company in the Rocky Mountains for November 2002 was $2.99 per MMBTU. Utilizing this low price for natural gas sold in the Rocky Mountains had the effect of severely reducing the economic value of the Company's natural gas reserves in the Rocky Mountains. Based on current prices received for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the next fiscal year.

     The Company's current assets exceed its current liabilities by approximately $1,000. The Company believes it has adequate cash flow, based on current oil and gas prices to service the bank debt for the next fiscal year.

     The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis.


RESULTS OF OPERATIONS
---------------------
YEAR ENDED SEPTEMBER 30, 2002 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2001:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 2002 was $308,146 compared to $848,586 for the year ended September 30, 2001. This decrease is primarily attributable declining production and lower prices for oil and gas. Management fees declined by $5,739 primarily due to reduced administrative fees received from a partnership.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                          YEAR ENDED SEPTEMBER 30
                          -----------------------
     Quantities Sold         2002         2001
     ---------------      ----------   ----------

       Oil (Bbls.)             6,000        5,900
       Gas (MCF)              89,900      135,000

     Average Unit Price
     ------------------

       Oil (Bbls.)            $19.95        23.36
       Gas (MCF)              $ 2.32         5.03


Operating Expenses and Other
----------------------------

     Lease operating expense and production taxes decreased to $226,950 for the year ended September 30, 2002 compared to $238,674 for the year ended September 30, 2001. The decrease was primarily due to reduced production taxes on lower oil and gas revenues offset by significant workover costs incurred on certain oil and gas wells and higher than estimated ad valorem taxes.

     Depreciation and depletion decreased as a result of the decrease in oil and gas production and the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2001.

     The Company recorded a $79,331 provision for impairment of oil and gas properties for the year ended September 30, 2002. The Company also recorded a $159,932 impairment provision for the year ended September 30, 2001. The impairment provisions were the result of lower oil and gas prices at the end of the respective fiscal year.

     Dry hole and abandoned leases expense did not change significantly.

     General and administrative expense for the year ended September 30, 2002 was $191,001 compared to $265,545 for the year ended September 30, 2001. The decrease was primarily due to reduction in compensation expense, nonrecurring expenses incurred in the prior year for a stockholders' meeting to reverse split the common stock of the Company and $28,000 of expense associated with a stock option granted in the prior year.

     During the year ended September 30, 2002 the Company had a $7,673 loss on sale of assets, primarily from selling certain producing oil and gas properties. During the year ended September 30, 2001 the Company had a gain of $20,735 from selling part of its interest in undeveloped oil and gas leases.

     Interest income decreased as a result of a decrease in the amount of interest bearing cash accounts and lower interest rates.

     Interest expense decreased as a result of a reduction in the average amount of debt outstanding and lower interest rates.

     During the year ended September 30, 2001, the Company recognized an extraordinary gain on extinguishment of debt of $45,470 after a settlement was reached on a claim against the Company.

RESULTS OF OPERATIONS
---------------------
YEAR ENDED SEPTEMBER 30, 2001 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2000:
--------------------------------------------------------------------------

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

     A comparison of approximate volumes sold and average unit prices is summarized as follows:


                       YEAR ENDED SEPTEMBER 30
                       -----------------------
  Quantities Sold          2001       2000
  ---------------      -----------  ----------
    Oil (Bbls.)              5,900       2,000
    Gas (MCF)              135,000     186,900

  Average Unit Price
  ------------------

  Oil (Bbls.)          $     23.36       23.41
  Gas (MCF)            $      5.03        3.24

Operating Expenses and Other
----------------------------

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

Recently Issued Accounting Standards
------------------------------------

     In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 did not have an impact on the financial condition or results of operations, as the Company did not enter into any business combinations during the year. The Company does not expect that the adoption of SFAS No. 142 will have an impact on the financial condition or results of operations of the Company.

     In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have an impact on the financial condition or results of operations of the Company.

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

                                     ITEM 7.


                              FINANCIAL STATEMENTS
                              --------------------


                                CLX ENERGY, INC.


                          INDEX TO FINANCIAL STATEMENTS



                                                                     Page

Independent Auditor's Report                                          19
Balance Sheet - September 30, 2002                                    20
Statements of Operations - years ended
  September 30, 2002 and 2001                                         21
Statements of Stockholders' Equity -
  years ended September 30, 2002 and 2001                             22
Statements of Cash Flows - years ended
  September 30, 2002 and 2001                                         23
Notes to Financial Statements - years
  ended September 30, 2002 and 2001                                   24

                                EASTON AND BARSCH
                          CERTIFIED PUBLIC ACCOUNTANTS
                       8790 WEST COLFAX AVENUE, SUITE 106
                               LAKEWOOD, CO  80215


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
CLX Energy, Inc.
Denver, CO


We have audited the accompanying balance sheet of CLX Energy, Inc. as of September 30, 2002 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLX Energy, Inc. as of September 30, 2002 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado

December 22, 2002

                                CLX ENERGY, INC.
                                  Balance Sheet
                               September 30, 2002


              Assets
              ------
Current assets:
   Cash                                    $ 314,065
   Accounts receivable:
     Trade                                   111,278
     Oil and gas sales                        61,758
   Prepaid expenses                            4,080
                                           ----------
          Total current assets               491,181
                                           ----------
Property and equipment, at cost :
   Oil and gas properties (successful
     effort method):
       Proved                                820,182
       Unproved                               25,968
   Office equipment                           16,353
                                           ----------
                                             862,503
       Less accumulated depreciation
         and depletion                      (614,936)
                                           ----------
   Property and equipment, net               247,567
Other assets - oil and gas bond deposit       27,955
                                           ----------
                                           $ 766,703
                                           ==========

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                 $ 283,869
     Oil and gas sales                        77,569
   Current portion of long-term debt         120,000
   Accrued liabilities and other               8,355
                                           ----------
          Total current liabilities          489,793
                                           ----------
Long-term debt, less current portion         122,857
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding                           -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                             26,319
   Additional paid-in capital                846,941
   Accumulated deficit                      (719,207)
                                           ----------
          Net stockholders' equity           154,053
                                           ----------
                                           $ 766,703
                                           ==========

The accompanying notes are an integral part of these financial statements.

                                           CLX ENERGY, INC.
                                       Statements of Operations
                                Years Ended September 30, 2002 and 2001

                                                 2002        2001
                                              ----------  ------------
Revenues:
   Oil and gas sales                          $ 308,146       848,586
   Management fees                               71,480        77,219
                                              ----------  ------------
     Total revenues                             379,626       925,805
                                              ----------  ------------

Operating expenses:
   Lease operating and production taxes         226,950       238,674
   Lease rentals                                  1,614         2,442
   Dry holes and abandoned leases               122,240       127,254
   Depreciation and depletion                   115,355       169,725
   Impairment of oil and gas properties          79,331       159,932
   General and administrative                   191,001       265,545
                                              ----------  ------------
     Total operating expenses                   736,491       963,572
                                              ----------  ------------

     Operating income (loss)                   (356,865)     ( 37,767)
                                              ----------  ------------

Other income (expenses):
   Gain (loss) on sale of assets               (  7,673)       20,735
   Interest income                                8,843        19,864
   Interest expense                            ( 23,685)     ( 43,762)
                                              ----------  ------------
     Total other income (expenses)             ( 22,515)     (  3,163)
                                              ----------  ------------

Loss before income taxes and
  extraordinary item                           (379,380)     ( 40,930)

Income tax benefit                               10,525             -
                                              ----------  ------------

Loss before extraordinary item                 (368,855)     ( 40,930)

Extraordinary gain on extinguishment
  of debt, net of $10,541 income taxes                -        45,470
                                              ----------  ------------

          Net income (loss)                   $(368,855)        4,540
                                              ==========  ============

Net income (loss) per share:
   Basic:
      Loss from operations                     (   0.14)     (   0.02)
      Extraordinary gain                              -          0.02
                                              ----------  ------------
      Net income (loss)                       $(   0.14)         0.00
                                              ==========  ============
   Diluted:
      Loss from operations                     (   0.14)     (   0.02)
      Extraordinary gain                              -          0.02
                                              ----------  ------------
      Net income (loss)                       $(   0.14)         0.00
                                              ==========  ============

Weighted average number of
   common shares outstanding:
      Basic                                   2,631,936     2,634,115
                                              ==========  ============
      Diluted                                 2,631,936     2,683,357
                                              ==========  ============

The accompanying notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                       Statements of Stockholders' Equity
                     Years Ended September 30, 2002 and 2001


                               Common Stock      Additional
                         ----------------------   Paid-in    Accumulated
                           Shares      Amount     Capital      Deficit
                         -----------  ---------  ---------  ------------
Balances,
  October 1, 2000         2,636,283   $ 26,363    821,576      (354,892)

Repurchase of common
  stock                  (    4,347)   (    44)  (  2,635)            -

Stock option issued for
  services                        -          -     28,000             -

Net income                        -          -          -         4,540
                         -----------  ---------  ---------  ------------

Balances,
  September 30, 2001      2,631,936     26,319    846,941      (350,352)

Net income                        -          -          -      (368,855)
                         -----------  ---------  ---------  ------------

Balances,
  September 30, 2002      2,631,936   $ 26,319    846,941      (719,207)
                         ===========  =========  =========  ============

The accompanying notes are an integral part of these financial statements.

                                     CLX ENERGY, INC.
                                 Statements of Cash Flows
                         Years Ended September 30, 2002 and 2001


                                                 2002         2001
                                              ----------  -----------
Cash flows from operating activities:
   Net income (loss)                          $(368,855)       4,540
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Extraordinary gain on extinguishment
       of debt                                        -     ( 45,470)
      Depreciation and depletion                115,355      169,725
      Expenses incurred in exchange for
       options                                        -       28,000
      Impairment of oil and gas
       properties                                79,331      159,932
      Abandoned properties                       24,873            -
      Gain (loss) on sale of assets               7,673     ( 20,735)
      (Increase) decrease in
       accounts receivable                      450,266     ( 85,695)
      Increase in prepaid expenses             (    521)    (     13)
      Decrease in accounts payable             (442,631)    ( 96,335)
      Decrease in accrued
       liabilities and other                   (  7,500)    (    889)
                                              ----------  -----------
          Net cash provided by
           operating activities                (142,009)     113,060
                                              ----------  -----------
Cash flows from investing activities:
   Proceeds from sale of property
    and equipment                               199,091       82,529
   Purchase of property and equipment          ( 34,420)    (412,780)
   Additions to other assets                   (    941)    (  1,411)
                                              ----------  -----------
          Net cash provided by (used
           in) investing activities             163,730     (331,662)
                                              ----------  -----------
Cash flows from financing activities:
   New long-term borrowings                           -      265,000
   Payments on long-term borrowings            (245,000)    (110,907)
   Purchase of common stock                           -     (  2,679)
                                              ----------  -----------
          Net cash provided by (used
           in) financing activities            (245,000)     151,414
                                              ----------  -----------

          Net decrease in cash                 (223,279)    ( 67,188)

Cash, beginning of year                         537,344      604,532
                                              ----------  -----------

Cash, end of year                             $ 314,065      537,344
                                              ==========  ===========


Supplemental disclosures of cash flow:
   Interest paid                              $  23,685       43,762
                                              ==========  ===========
   Income taxes paid                          $       -        6,645
                                              ==========  ===========

The accompany notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2002 and 2001


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

          Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential conversion of dilutive stock options for the year ended September 30, 2001. Options are not considered in the diluted computations for the year ended September 30, 2002, as the impact of the potential common shares (250,000) would be to decrease loss per share.

     (g)  Stock-Based Compensation
          ------------------------
          SFAS No. 123, Accounting for Stock-Based Compensation, allows companies to choose whether to account for employee stock-based compensation on a fair value method, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


     (h)  Derivative Instruments
          ----------------------

          Statement of Financial Accounting Standard (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, establishes accounting and reporting standards requiring that every derivative instrument be recorded in the balance sheet as either an asset or liability measured at fair value be recognized currently in earnings (loss) unless specific hedge accounting criteria are met.

     (i)  Recently Issued Accounting Standards
          ------------------------------------

          In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited on a prospective basis only. SFAS No 142 addresses financial accounting and reporting for acquired goodwill and other intangible assets. It changes the accounting for goodwill and other intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 141 did not have an impact on the financial condition or results of operations, as the Company did not enter into any business combinations during the year. The Company does not expect that the adoption of SFAS No. 142 will have an impact on the financial condition or results of operations of the Company.

          In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 144 will have an impact on the financial condition or results of operations of the Company.

(2)  Oil and Gas Property Acquisition and Sale
     -----------------------------------------
          In December 2000 the Company acquired interests in fifteen producing oil and gas wells for approximately $265,000. The Company borrowed $265,000 from a bank in connection with the acquisition. In September 2002 the Company sold its interest in the fifteen producing oil and gas wells for approximately $178,000. The Company paid $135,000 of the proceeds on its bank debt.

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

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


(4)  Note Payable
     ------------
          At September 30, 2002, the Company owed a bank $242,857. Monthly principal payments of $10,000 plus interest at 5.25% are due on the loan. The loan is secured by the Company's oil and gas properties and a portion of the loan is guaranteed by a major shareholder.

          The weighted average balance outstanding and the weighted average interest rate for 2002 and 2001 were as follows:

                                                         2002         2001
                                                      ----------  -----------
                Weighted average balance
                  outstanding                         $432,857       492,534
                Weighted average interest rate             5.5%          8.6%

(5)  Stockholders' Equity
     --------------------
          On March 20, 2001 the shareholders approved a 1 for 100 reverse stock split followed immediately by a 25 for 1 forward share stock split of the Company's common stock. Shareholders holding fewer than 100 common shares of the Company were cashed out in April, 2001 for $2,679. The Company's authorized common shares of 50,000,000 shares did not change. The par value of the common stock remained at $.01 per share. The financial statements have been adjusted retroactively to reflect this change in capital structure.

(6)  Stock Options
     -------------
          On March 20, 2001 the Board of Directors granted an officer of the Company a non-qualified option to purchase 125,000 shares of stock of the Company at $.40 per share. The Company recorded compensation expense of $28,000 since the option price was less than the market price of the stock at the date of grant.

          During the 1994 fiscal year the Company adopted an employee incentive stock option plan that provides for the issuance to employees, including officers, of up to 10 percent of the issued and outstanding shares of common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five-year period. Options on 125,000 shares were granted on April 26, 1999 and remain outstanding at September 30, 2002.

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

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)

          A summary of certain stock options information follows:

                                   Outstanding options   Exercisable options
                                   --------------------  -------------------
                                               Weighted             Weighted
                                    Number of  average   Number of  average
                                     shares     price     shares     price
                                    ---------  --------  ---------  --------
          September 30, 2001:
          -------------------
          Incentive stock options     125,000  $    .64     50,000  $   .64
          Non-qualified options       125,000       .40    125,000      .40

          September 30, 2002:
          -------------------
          Incentive stock options     125,000  $    .64     75,000  $   .64
          Non-qualified options       125,000       .40    125,000      .40

          No stock options were exercised during the 2002 or 2001 fiscal years.

          The Company has elected to account for grants of stock options under APB Opinion No. 25. During the year ended September 30, 2001 the Company granted an officer of the Company a non-qualified option to purchase 125,000 shares of stock of the Company. The Company recorded compensation expense of $28,000 in fiscal 2001 since the option price was less than the market price of the stock at the date of grant. No options were granted during the 2002 fiscal year.

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

                                          2002        2001
                                       ----------  ------------
          Net income (loss):
            As reported                $(368,855)        4,540
            Pro forma                   (376,255)      (32,235)
          Net income (loss) per share:
            Basic:
              As reported              $ (  0.14)         0.00
              Pro forma                  (  0.14)      (  0.01)
            Diluted:
              As reported              $ (  0.14)         0.00
              Pro forma                  (  0.14)      (  0.01)

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


(7)  Income Taxes
     ------------
          As a result of the net loss for the year ended September 30, 2002, an income tax benefit was recorded for the potential refund of taxes paid in prior years. For the year ended September 30, 2001, a provision for current income taxes was allocated to the extraordinary gain on extinguishment of debt. The provision consists of Federal and state income taxes in the amount of $7,850 and $2,691, respectively.

          At September 30, 2002, after giving effect to ownership changes that occurred in the 1999 fiscal year, the Company had net operating loss carryforward of approximately $590,000 that expires in varying amounts from September 30, 2003 through 2020. The Company's net operating loss carryforward is subject to an annual limitation which may defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. Differences between income tax and financial statement basis of assets (approximately $8,000) consists of intangible drilling costs ($57,000) which are expensed for tax purposes offset by basis difference of oil and gas properties ($65,000) that have a lower financial statement basis than income tax basis as a result of impairments of oil and gas properties in fiscal 2002 and 2001.

          Benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.

          Components of deferred tax liabilities and deferred tax assets of the Company are comprised of the following at September 30, 2002:

               Gross deferred tax liabilities:
                   Proved properties
                     basis differences                 $   3,000
               Gross deferred tax assets:
                   Net operating loss carryforward       207,000
                   Valuation allowance for deferred
                     tax assets                         (210,000)
                                                       ----------
               Net deferred amount                     $       -
                                                       ==========

(8)  Lease
     -----
          The Company leases office space under a non-cancelable operating lease agreement. This lease requires monthly rent of $1,343. The lease also requires the Company to pay certain operating costs of the leased property. The Company subleases part of the space for $575 per month. Rent expense for all operating leases totaled $9,818 and $10,262 during 2002 and 2001, respectively. The lease agreement expires in April 2003. Minimum lease payments under the lease through April 2003 are $9,401.

                                CLX ENERGY, INC.
                    NOTES TO FINANCIAL STATEMENTS (continued)


(9)  Major Customers
     ---------------
          During the years ended September 30, 2002 and 2001 the Company had the following major customers which acquired 10% or more of total oil and gas revenues:

                                         2002      2001
                                       --------  --------

               Enserco                     22%         -%
               Cabot Oil & Gas              -%        18%
               NCRA                        28%        11%
               Oneok Energy                18%        44%

(10)  Extraordinary Gain on Extinguishment of Debt
      --------------------------------------------
          The Company had been advised by Panhandle Eastern Pipe Line Company that on September 10, 1997 the Federal Energy Regulatory Commission
          (FERC) issued an order that requires first sellers of gas to make refunds for all Kansas Ad Valorem tax reimbursements collected for the period from October 3, 1983 through June 28, 1988, with interest. A predecessor of the Company, Calvin Exploration Inc. was operator of certain Kansas gas wells during the period covered by the order. The Company had booked approximately $60,067 as a liability to cover the Company's estimated share of the reimbursement claim.

          During the year ended September 30, 2001, settlement was reached on the claim for $4,056 and the Company recognized an extraordinary gain on extinguishment of debt of $56,011 less $10,541 of income taxes for a net gain of $45,470.


(11)  Oil and Gas Expenditures
      ------------------------
          The Company's results of operations from oil and gas exploration and production activities (all within the United States) for fiscal 2002 and 2001 were as follows:

                                               2002       2001
                                            ----------  ---------
             Revenues from oil and gas
               producing activities         $ 308,146    848,586
             Producing costs                 (226,950)  (238,674)
             Depreciation, depletion and
               impairment provision          (192,479)  (325,990)
                                            ----------  ---------
             Results of operations from
               oil and gas producing
               activities (excluding
               general and administrative
               and interest costs)          $(111,283)   283,922
                                            ==========  =========

                                CLX ENERGY, INC.
                  NOTES TO FINANCIAL STATEMENTS (continued)

          The following table sets forth the costs incurred in oil and gas producing activities during 2002 and 2001:

                                           2002     2001
                                          -------  -------
             Property acquisition costs:
               Unproved                   $18,019   17,427
               Proved                           -  256,997
             Exploration costs             90,813  129,902
             Development costs             34,294  135,708

          Depreciation and depletion of oil and gas properties per $1.00 of gross revenue was $0.37 and $0.20 in 2002 and 2001, respectively. The impairment provision of oil and gas properties per $1.00 of gross revenue was $0.26 and $0.19 in 2002 and 2001, respectively.

          The capitalized costs related to oil and gas properties were as follows at September 30, 2002 and 2001:

                                               2002        2001
                                            ----------  -----------
             Proved properties              $ 820,182    1,109,627
             Unproved properties               25,968       48,275
                                            ----------  -----------
               Total capitalized costs        846,150    1,157,902
             Less accumulated depreciation
               and depletion                 (601,967)  (  531,118)
                                            ----------  -----------
               Net capitalized costs        $ 244,183      626,784
                                            ==========  ===========

(12) Supplemental Schedules of Reserve Information (Unaudited)
     ---------------------------------------------------------
          The following reserve related information for 2002 and 2001 is based on estimates prepared by management of the Company. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Company's oil and gas reserves are located in the United States.

                                                 Oil (Bbl)   Gas (MCF)
                                                 ---------  -----------
          Proved reserves at September 30, 2000     8,100      962,800
            Revisions in previous estimates         1,200      540,800
            Discoveries                                 -       19,400
            Purchases                              53,200            -
            Production                            ( 5,900)  (  135,000)
                                                 ---------  -----------
          Proved reserves at September 30, 2001    56,600    1,388,000
            Revisions in previous estimates         4,200   (  533,900)
            Reserves sold                         (45,800)           -
            Production                            ( 6,000)  (   89,900)
                                                 ---------  -----------
          Proved reserves at September 30, 2002     9,000      764,200
                                                 =========  ===========

          Proved developed reserves:

               September 30, 2001                  56,600      745,000
               September 30, 2002                   9,000      511,500

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

                                                 September 30
                                             ---------------------
                                                2002       2001
                                             ----------  ---------
          Future cash inflows                $1,517,400  4,394,300
          Future production costs               669,500  1,966,300
                                             ----------  ---------
          Future cash flows                     847,900  2,428,000
          10% annual discount for estimated
            timing of cash flows                302,300    888,600
                                             ----------  ---------
          Standardized measure of
            discounted cash flows            $  545,600  1,539,400
                                             ==========  =========

          The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                           September 30
                                     -------------------------
                                         2002         2001
                                     ------------  -----------
          Standardized measure,
            beginning of year        $ 1,539,400    2,001,300
          Sales of oil and gas,
            net of production costs   (   81,200)  (  609,900)
          Purchase of reserves                 -      231,300
          Discoveries                          -       27,800
          Reserves sold                 (210,300)           -
          Net changes in prices and
            future production costs   (  250,000)  (2,107,400)
          Revisions of previous
            quantity estimates        (  486,600)   1,779,000
          Accretion of discount           34,300      217,300
                                     ------------  -----------
          Standardized measure,
            end of year              $   545,600    1,539,400
                                     ============  ===========

          Future net cash flows were computed using year-end prices for oil of $23.25 in 2002 and $22.88 in 2001 and for gas of $1.71 in 2002 and
          $2.23 in 2001.

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


                                    PART III


                                     ITEM 9.

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning the Company's Directors and Executive Officers is set forth below:

                                                            PERIOD OF
       NAME & AGE                   POSITION                 SERVICE
--------------------------  ---------------------------  -----------------

James L. Burkhart           Chairman of the Board,       February 2, 1999
     68                     Director                     to Present


Robert E. Gee               Director                     February 2, 1999
     71                                                  to Present


E. J. Henderson             President, CEO,              March 26, 1993
     68                     Treasurer & Director         to Present


S. W. Houghton              Director                     March 26, 1993
     62                                                  to Present


George H.C. Lawrence        Director                     December 2, 1993
     65                                                  to Present

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Under the U.S. securities laws, directors, certain executive officers and persons holding more than ten percent of the Company's common stock must report their initial ownership of the common stock and any changes in the ownership to the SEC. The SEC has designated specific due dates for those reports and the Company must identify in this report those persons who did not file those reports when due. Based solely on the Company's review of copies of the reports filed with the SEC and written representations of its directors and executive officers, the Company believes that all persons subject to reporting filed required reports on time in the fiscal year ended September 30, 2002.

                                    ITEM 10.

                             EXECUTIVE COMPENSATION


     The following table sets information regarding compensation of certain Executive Officers of the Company.

    Name             Principal Position        Year      Annual
                                                      Compensation
---------------  ---------------------------  ------  ------------
E. J. Henderson  President, Chief Executive     2002  $     50,000
                 Officer and Chief Financial    2001  $     66,000
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

                                                COMMON STOCK
         NAME                POSITION         PAR VALUE $0.001  % OF CLASS
----------------------  --------------------  ----------------  ----------

Officers & Directors:
---------------------

James L. Burkhart        Chairman of the            642,387(1)       24.41
4904 Lakeridge Dr.       Board, Director &
Lubbock, TX  79424       Member of the
                         Executive Committee

E. J. Henderson          CEO, President              71,250(2)        2.71
518 17th St., Suite 745  Treasurer, Director
Denver, CO  80202        Member of the
                         Executive Committee

Robert E. Gee            Director                   236,208(3)        8.97
69 DeBell Drive
Atherton, CA  94027

S. W. Houghton           Director                   103,097           3.92
420 Madison Ave., Suite 901
New York, NY  10017

George H.C. Lawrence     Director                    10,500(4)        0.40
198 Spinnaker Drive
Vero Beach, FL  32963

Officers and Directors
as a group (6 Persons)                            1,063,442          40.41


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

     (i)  Financial Statements. See "Index to Financial Statements" in Part II,
          Item 7.

     (ii) Exhibits:
               Exhibit 11.  Computation of Net Income (Loss) Per Share

(b) No reports on Forms 8-K were filed during the Company's quarter ended September 30, 2002.


                                    ITEM 14.

                             CONTROLS AND PROCEDURES

     A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO') and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report. Based on that review and evaluation, the CEO and CFO has concluded that Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CLX ENERGY, INC.


Date:   December 23, 2002        By /s/ E. J. Henderson
                                   ----------------------------------
                                   E. J. Henderson, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on dates indicated:


Date:   December 23, 2002        By /s/ James L. Burkhart
                                   ----------------------------------
                                   James L. Burkhart, Chairman of the
                                   Board and Director

Date:   December 23, 2002        By /s/ Robert E. Gee
                                   ----------------------------------
                                   Robert E. Gee, Director

Date:   December 23, 2002        By /s/ E. J. Henderson
                                   ----------------------------------
                                   E. J. Henderson, CEO, President,
                                     Treasurer and Director

Date:   December 23, 2002        By /s/ S. W. Houghton
                                   ----------------------------------
                                   S. W. Houghton, Director

Date:   December 23, 2002        By /s/ George H.C. Lawrence
                                   ----------------------------------
                                   George H.C. Lawrence, Director

                                  CERTIFICATION


I, E. J. Henderson, certify that:

     1.   I have reviewed this annual report on Form 10-KSB of CLX Energy, Inc.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to me by others within that entity, particularly during the period in which this annual report is being prepared;
          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date") and
          c. Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  December 23, 2002

                                     /s/ E. J. Henderson
                                     -------------------------------------
                                     E. J. Henderson,
                                     Chief Executive Officer, President,
                                     and Chief Financial Officer