Form 10QSB
period 2002-12-31
CLX ENERGY INC
filed 2003-02-07
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2002

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

As of February 3, 2003, there were 2,631,936 shares of the Registrant's sole class of Common Stock outstanding.


Transitional Small Business Disclosure Format    Yes       No  X
                                                     ---      ---

                                CLX ENERGY, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    Independent Accountants' Report                                       3

    Condensed Balance Sheet
      December 31, 2002                                                   4

    Condensed Statements of Operations
      Three Months December 31, 2002 and 2001                             5

    Condensed Statement of Stockholders' Equity
      Three Months Ended December 31, 2002                                6

    Condensed Statements of Cash Flows
      Three Months Ended December 31, 2002 and 2001                       7

    Notes to Condensed Financial Statements
      Three Months Ended December 31, 2002 and 2001                       8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                            10


PART II - OTHER INFORMATION                                              12

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
CLX Energy, Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of December 31, 2002, the related condensed statements of operations and cash flows for the three-month periods ended December 31, 2002 and 2001, and the condensed statement of changes in stockholders' equity for the three-month period ended December 31, 2002. These condensed financial statements are the responsibility of the Company's management.

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


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


February 6, 2003

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                December 31, 2002
                                   (Unaudited)


              Assets
              ------
Current assets:
   Cash                                    $ 258,540
   Accounts receivable:
     Trade                                    86,197
     Oil and gas sales                       102,379
   Prepaid expenses                            2,609
                                           ----------
          Total current assets               449,725
                                           ----------
Property and equipment, at cost:
   Oil and gas properties (successful
     effort method):
       Proved                                820,899
       Unproved                               26,938
   Office equipment                           16,353
                                           ----------
                                             864,190
       Less accumulated depreciation
         and depletion                      (627,338)
                                           ----------
   Property and equipment, net               236,852
Other assets - oil and gas bond deposit       28,154
                                           ----------
                                           $ 714,731
                                           ==========

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                 $ 217,302
     Oil and gas sales                       152,738
   Current portion of long-term debt         120,000
   Accrued liabilities and other               8,355
                                           ----------
          Total current liabilities          498,395
                                           ----------
Long-term debt, less current portion          92,857
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding                           -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                             26,319
   Additional paid-in capital                846,941
   Accumulated deficit                      (749,781)
                                           ----------
          Net stockholders' equity           123,479
                                           ----------
                                           $ 714,731
                                           ==========


The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Operations
                  Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                             Three Months Ended
                                                December 31,
                                          -----------------------
                                             2002         2001
                                          -----------  ----------
Revenues:
   Oil and gas sales                      $   62,907      70,669
   Management fees                            13,424      14,044
                                          -----------  ----------
     Total revenue                            76,331      84,713
                                          -----------  ----------

Operating expenses:
   Lease operating and production taxes       38,123      82,722
   Lease rentals                                   -         958
   Dry holes and abandoned leases              8,750       1,417
   Depreciation and depletion                 12,402      21,008
   General and administrative                 46,117      57,624
                                          -----------  ----------
     Total operating expenses                105,392     163,729
                                          -----------  ----------

     Operating loss                         ( 29,061)   ( 79,016)
                                          -----------  ----------

Other income (expenses):
   Interest income                             1,234       3,039
   Interest expense                         (  2,747)   (  7,117)
                                          -----------  ----------
     Total other income (expenses)          (  1,513)   (  4,078)
                                          -----------  ----------

       Loss before income taxes             ( 30,574)   ( 83,094)

Income tax benefit                                 -       4,500
                                          -----------  ----------

       Net loss                           $ ( 30,574)   ( 78,594)
                                          ===========  ==========

Net loss per common share:
   Basic                                  $ (    .01)   (    .03)
                                          ===========  ==========
   Diluted                                $ (    .01)   (    .03)
                                          ===========  ==========

Weighted average number of
   common shares outstanding:
     Basic                                 2,631,936   2,631,936
                                          ===========  ==========
     Diluted                               2,631,936   2,631,936
                                          ===========  ==========


The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
             Condensed Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2002
                                   (Unaudited)


                                       Additional
                        Common Stock     Paid-in   Accumulated
                      Shares    Amount   Capital     Deficit
                     ---------  -------  -------  ------------
Balances,
  October 1, 2002    2,631,936  $26,319  846,941     (719,207)

Net loss                     -        -        -     ( 30,574)
                     ---------  -------  -------  ------------
Balances,
  December 31, 2002  2,631,936  $26,319  846,941     (749,781)
                     =========  =======  =======  ============



The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                  Three Months Ended December 31, 2002 and 2001
                                   (Unaudited)


                                                   Three Months Ended
                                                      December 31,
                                                -----------------------
                                                    2002        2001
                                                ------------  ---------
Cash flows from operating activities:
 Net loss                                       $  ( 30,574)  ( 78,594)
                                                ------------  ---------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                       12,402     21,008
    (Increase) decrease in accounts receivable     ( 15,540)   376,833
    (Increase) decrease in prepaid expenses           1,471   (  4,993)
    Increase (decrease) in accounts payable           8,602   (418,549)
    Decrease in accrued liabilities
      and other                                           -   (  7,500)
                                                ------------  ---------

      Total adjustments                               6,935   ( 33,201)
                                                ------------  ---------
        Net cash used in
          operating activities                     ( 23,639)  (111,795)
                                                ------------  ---------

Cash flows from investing activities:
 Purchase of property and equipment                (  1,687)  (  8,834)
 Addition to other assets                          (    199)  (    239)
                                                ------------  ---------
      Net cash used in
        investing activities                       (  1,886)  (  9,073)
                                                ------------  ---------

Cash flows from financing activities:
 Reductions to long-term debt                      ( 30,000)  ( 30,000)
                                                ------------  ---------
      Net cash used in
        financing activities                       ( 30,000)  ( 30,000)
                                                ------------  ---------

      Net decrease in cash                         ( 55,525)  (150,868)

Cash, beginning of period                           314,065    537,344
                                                ------------  ---------

Cash, end of period                             $   258,540    386,476
                                                ============  =========

Supplemental disclosures of cash flow:
  Interest paid                                 $     2,747      7,117
                                                ============  =========


The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


Note A - Business and Basis of Presentation

The Company is engaged in the oil and gas business which consists of acquiring, exploring, developing, selling and operating oil and gas properties. The Company's oil and gas activities are subject to existing Federal, state and local environmental laws, rules and regulations. All of the Company's activities are in the United Sates, primarily Colorado, Kansas, Oklahoma and Wyoming.

The condensed balance sheet as of December 31, 2002, the condensed statements of operations for the three months ended December 31, 2002 and 2001, the condensed statement of stockholders' equity for the three months ended December 31, 2002 and the condensed statements of cash flows for the three months ended December 31, 2002 and 2001 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 2002 financial statements of the Company, the notes thereto and the independent Auditors' Report thereon.

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

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (UNAUDITED)


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

Basic income (loss) per share of common stock is computed based on the average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options. Stock options are not considered in the diluted EPS calculation for those periods with net losses, as the impact of the potential common shares (250,000 shares at December 31, 2002 and 2001) would be to decrease loss per share.


Note D - Income Taxes

An income tax benefit was recorded for the three months ended December 31, 2001 for the potential refund of taxes paid in prior years.

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


Liquidity, Capital Resources and Commitments


The Company's current liabilities exceed its current assets by $48,670. The Company believes that current assets and projected cash flow from oil and gas sales, based on current prices, should be adequate to cover the fixed costs of the Company for the fiscal year ended September 30, 2003, including servicing the bank debt.

The Company currently has drilling prospects which it is actively marketing to industry participants on a promoted basis.


Analysis of Results of Operations:

Oil and gas sales decreased by $7,762 for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 primarily as a result of the Company's sale of its interest in a Kansas field in August 2002 and declining production.

Management fees for the three months ended December 31, 2002 decreased by $620 compared to the prior year period primarily due to a reduction in fees charged in managing properties for a partnership.

Lease operating expenses and production taxes decreased for the three months ended December 31, 2002 compared to the three months ended December 31, 2001 due to a reduction in workover costs and lease operating expenses (primarily associated with certain oil and gas wells that were sold in August 2002) and a reduction in estimated ad valorem taxes. Dry hole expense increased as a result of costs incurred in drilling of wells. Depreciation and depletion decreased as a result of the decrease in oil and gas production and the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2002. General and administrative expenses decreased primarily due to reduced compensation expense.

Interest income decreased as a result of a decrease in the amount of interest bearing cash accounts and lower interest rates. Interest expense decreased as a result of a reduction in the average amount of debt outstanding and lower interest rates.

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings.
          None

Item 2.   Changes in Securities.
          None

Item 4.   Controls and Procedures.

          A review and evaluation was performed by the Company's management, including the Company's Chief Executive Officer (the "CEO') and Chief Financial Officer (the "CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO has concluded that Company's current disclosure controls and procedures, as designed and implemented, were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the Company.

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



                                    CLX ENERGY, INC.
                                    (REGISTRANT)

Date:  February 7, 2003             By:  /s/ E. J. Henderson
                                    -------------------------------------
                                    E. J. Henderson
                                    President and Chief Financial Officer

                                  CERTIFICATION


I, E. J. Henderson, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of CLX Energy, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

     a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant is made known to us by others within that entity, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date") and

     c. Presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  February 7, 2003

                                 /s/ E. J. Henderson
                                 ------------------------------------
                                 E. J. Henderson,
                                 Chief Executive Officer, President,
                                 and Chief Financial Officer