Form 10QSB
period 2003-03-31
CLX ENERGY INC
filed 2003-05-08
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

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

As of May 2, 2003, there were 2,631,936 shares of the Registrant's sole class of Common Stock outstanding.


Transitional Small Business Disclosure Format    Yes      No  X
                                                     ---     ---

                                CLX ENERGY, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    Independent Accountants' Report                                       3

    Condensed Balance Sheet
      March 31, 2003                                                      4

    Condensed Statements of Operations
      Six Months and Three Months Ended March 31, 2003 and 2002           5

    Condensed Statement of Stockholders' Equity
      Six Months Ended March 31, 2003                                     6

    Condensed Statements of Cash Flows
      Six Months Ended March 31, 2003 and 2002                            7

    Notes to Condensed Financial Statements
      Six Months Ended March 31, 2003 and 2002                            8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                            10


PART II - OTHER INFORMATION                                              12

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
CLX Energy, Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of March 31, 2003, the related condensed statements of operations for the six-month and three-month periods ended March 31, 2003 and 2002, condensed statement of stockholders' equity for the six-month period ended March 31, 2003, and condensed statement of cash flows for the six-month periods ended March 31, 2003 and 2002. These condensed financial statements are the responsibility of the Company's management.

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


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


May 7, 2003

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                 March 31, 2003
                                   (Unaudited)

              Assets
              ------
Current assets:
   Cash                                             $ 212,457
   Accounts receivable:
     Trade                                             67,202
     Oil and gas sales                                239,035
   Prepaid expenses                                     1,628
                                                      -------
          Total current assets                        520,322
                                                      -------
Property and equipment, at cost:
   Oil and gas properties (successful
     effort method):
       Proved                                         824,671
       Unproved                                        34,863
   Office equipment                                    16,353
                                                      -------
                                                      875,887
       Less accumulated depreciation
         and depletion                               (641,228)
                                                      --------
   Property and equipment, net                        234,659
Other assets - oil and gas bond deposit                28,355
                                                      -------
                                                    $ 783,336
                                                      =======

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                          $ 184,493
     Oil and gas sales                                234,523
   Current portion of long-term debt                  120,000
   Accrued liabilities and other                        8,355
                                                      -------
          Total current liabilities                   547,371
                                                      -------
Long-term debt, less current portion                   68,857
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding     -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                                      26,319
   Additional paid-in capital                         846,941
   Accumulated deficit                               (706,152)
                                                      -------
          Net stockholders' equity                    167,108
                                                      -------
                                                    $ 783,336
                                                      =======

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Operations
            Six Months and Three Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                               Six Months Ended      Three Months Ended
                                                   March 31,              March 31,
                                           -----------------------  ----------------------

                                              2003         2002        2003        2002
                                           -----------  ----------  ----------  ----------
Revenues:
   Oil and gas sales                       $  179,895     139,226     116,988      68,557
   Management fees                             27,373      32,611      13,949      18,567
                                           -----------  ----------  ----------  ----------
     Total revenue                            207,268     171,837     130,937      87,124
                                           -----------  ----------  ----------  ----------

Operating expenses:
   Lease operating and
    production taxes                           70,070     131,286      31,947      48,564
   Lease rentals                                   68       1,058          68         100
   Dry holes and abandoned leases              10,268       1,542       1,518         125
   Depreciation and depletion                  26,292      40,529      13,890      19,521
   General and administrative                  84,639     106,019      38,522      48,395
                                          ------------  ----------  ----------  ----------
     Total operating costs and
      expenses                                191,337     280,434      85,945     116,705
                                          ------------  ----------  ----------  ----------

     Operating income (loss)                   15,931    (108,597)     44,992     (29,581)
                                          ------------  ----------  ----------  ----------

Other income (expenses):
   Interest income                              2,172       5,220         938       2,181
   Interest expense                            (5,048)    (12,981)     (2,301)     (5,864)
                                          ------------  ----------  ----------  ----------
     Other income (expenses)                   (2,876)     (7,761)     (1,363)     (3,683)
                                          ------------  ----------  ----------  ----------

Income (loss) before
 income taxes                                  13,055    (116,358)     43,629     (33,264)

Income tax benefit                                  -       6,200           -       1,700
                                          ------------  ----------  ----------  ----------

Net income (loss)                          $   13,055    (110,158)     43,629     (31,564)
                                          ============  ==========  ==========  ==========

Net income (loss) per
 common share:
   Basic                                   $      .00    (    .04)        .02    (    .01)
                                           ===========  ==========  ==========  ==========
   Diluted                                 $      .00    (    .04)        .02    (    .01)
                                           ===========  ==========  ==========  ==========

Weighted average number of
   common shares outstanding:
     Basic                                  2,631,936   2,631,936   2,631,936   2,631,936
                                           ===========  ==========  ==========  ==========
     Diluted                                2,631,936   2,631,936   2,631,936   2,631,936
                                           ===========  ==========  ==========  ==========

The accompanying notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                         Six Months Ended March 31, 2003
                                   (Unaudited)


                                          Additional
                           Common Stock     Paid-in  Accumulated
                         Shares    Amount   Capital    Deficit
                        ---------  -------  -------   ---------
Balances,
  October 1, 2002       2,631,936  $26,319  846,941   (719,207)

Net income                      -        -        -     13,055
                        ---------  -------  -------   ---------
Balances,
  March 31, 2003        2,631,936  $26,319  846,941   (706,152)
                        =========  =======  =======   =========


The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                    Six Months Ended March 31, 2003 and 2002
                                   (Unaudited)


                                                    Six Months Ended
                                                        March 31,
                                                 ---------------------
                                                    2003       2002
                                                 ----------  ---------
Cash flows from operating activities:
 Net income (loss)                               $  13,055   (110,158)
                                                 ----------  ---------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                      26,292     40,529
    (Increase) decrease in accounts receivable    (133,201)   474,348
    (Increase) decrease in prepaid
       expense and other                             2,452     (9,130)
    Increase (decrease) in accounts payable         57,578   (499,904)
    Increase (decrease) in accrued
      liabilities and other                              -     (7,500)
                                                 ----------  ---------

      Total adjustments                            (46,879)    (1,657)
                                                 ----------  ---------
        Net cash used in
          operating activities                     (33,824)  (111,815)
                                                 ----------  ---------

Cash flows from investing activities:

 Purchase of property and equipment                (13,384)    (9,833)
 Addition to other assets                             (400)      (478)
                                                 ----------  ---------
      Net cash used in
        investing activities                       (13,784)   (10,311)
                                                 ----------  ---------

Cash flows from financing activities:
 Reductions to long-term debt                      (54,000)   (60,000)
                                                 ----------  ---------
      Net cash used in
        financing activities                       (54,000)   (60,000)
                                                 ----------  ---------

      Net increase (decrease) in cash             (101,608)  (182,126)

Cash, beginning of period                          314,065    537,344
                                                 ----------  ---------

Cash, end of period                              $ 212,457    355,218
                                                 ==========  =========

Supplemental disclosures of cash flow:
  Interest paid                                  $   5,048     12,981
                                                 ==========  =========


The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


Note A - Basis of Presentation

The Company is engaged in the oil and gas business which consists of acquiring, exploring, developing, selling and operating oil and gas properties. The Company's oil and gas activities are subject to existing Federal, state and local environmental laws, rules and regulations. All of the Company's activities are in the United Sates, primarily Colorado, Kansas, Oklahoma and Wyoming.

The condensed balance sheet as of March 31, 2003, the condensed statements of operations for the six months and three months ended March 31, 2003 and 2002, the condensed statement of stockholders' equity for the six months ended March 31, 2003 and the condensed statements of cash flows for the six months ended March 31, 2003 and 2002 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and for all periods presented have been made.

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

Certain amounts reported in the prior period financial statements have been reclassified to conform with the 2003 presentation.


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

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


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

Basic income (loss) per share of common stock is computed based on the average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options that are dilutive. Stock options are not considered in the diluted EPS calculation for those periods with net losses, as the impact of the potential common shares (250,000 shares at March 31, 2002) would be to decrease loss per share.


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


Liquidity, Capital Resources and Commitments


The Company currently has a negative current ratio with current liabilities exceeding current assets by $27,049. The Company believes that current assets and projected cash flow from oil and gas sales, based on current prices, should be adequate to cover the fixed costs of the Company for the fiscal year ended September 30, 2003, including servicing the bank debt.

The Company currently has drilling prospects which it is actively marketing to industry participants on a promoted basis.


Analysis of Results of Operations:

Oil and gas sales increased for the six months and three months ended March 31, 2003 compared to the six months and three months ended March 31, 2002 primarily as a result of higher prices for gas and oil.

Management fees for the six months and three months ended March 31, 2003 decreased over the prior year periods primarily due to a reduction in fees charged in managing properties for a partnership.

Lease operating expenses and production taxes decreased for the six months and three months ended March 31, 2003 compared to the six months and three months ended March 31, 2002 due to a reduction in workover costs and lease operating expenses (primarily associated with certain oil and gas wells that were sold in August 2002) and a reduction in estimated ad valorem taxes. Dry hole expense increased as a result of costs incurred in drilling of wells. Depreciation and depletion decreased primarily as a result of the the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2002. General and administrative expenses decreased primarily due to reduced compensation expense.

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

Item 6.   Exhibits and Reports on Form 8-K.
          (a)  Exhibits:
               Exhibit 11. Statement of Computation of Earnings (Loss) Per share

               Exhibit 32. Rule 13a-14(a)/15d-14(a) Certification

               Exhibit 99. Section 1350 Certification

          (b)  Reports on Form 8-K:
               None

                                   SIGNATURES

Pursuant to the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CLX ENERGY, INC.
                                      (REGISTRANT)

Date:  May 7, 2003                    By:  /s/ E. J. Henderson
                                      ------------------------
                                      By:  E. J. Henderson
                                           President and Chief Financial Officer