Form 10QSB
period 2003-06-30
CLX ENERGY INC
filed 2003-08-12
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  June  30,  2003

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

As of August 6, 2003, there were 2,631,936 shares of the Registrant's sole class of Common Stock outstanding.


Transitional  Small  Business  Disclosure  Format    Yes       No   X
                                                          ---      ---

                                CLX ENERGY, INC.
                                      INDEX


PART  I  -  FINANCIAL  INFORMATION


ITEM  1.  FINANCIAL  STATEMENTS

    Independent  Accountants'  Report                                          3

    Condensed  Balance  Sheet
      June  30,  2003                                                          4

    Condensed  Statements  of  Operations
      Nine  Months  and  Three  Months  Ended June 30, 2003 and 2002           5

    Condensed  Statement  of  Stockholders'  Equity
      Nine  Months  Ended  June  30,  2003                                     6

    Condensed  Statements  of  Cash  Flows
      Nine  Months  Ended  June  30,  2003 and 2002                            7

    Notes  to  Condensed  Financial  Statements
      Nine  Months  Ended  June  30,  2003 and 2002                            8

ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                             10


PART  II  -  OTHER  INFORMATION                                               12

                         INDEPENDENT ACCOUNTANTS' REPORT



Board  of  Directors
CLX  Energy,  Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of June 30, 2003, the related condensed statements of operations for the nine-month and three-month periods ended June 30, 2003 and 2002, condensed statement of stockholders' equity for the nine-month period ended June 30, 2003, and condensed statement of cash flows for the nine-month periods ended June 30, 2003 and 2002. These condensed financial statements are the responsibility of the Company's management.

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


EASTON  AND  BARSCH
Certified  Public  Accountants
Lakewood,  Colorado


August  12,  2003

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                  June 30, 2003
                                   (Unaudited)


          Assets
          ------

Current assets:
  Cash                                    $ 232,174
  Accounts receivable:
    Trade                                    55,660
    Oil and gas sales                       142,939
  Prepaid expenses                            6,177
                                          ----------
         Total current assets               436,950
                                          ----------
Property and equipment, at cost:
  Oil and gas properties (successful
    effort method):
     Proved                                 832,045
     Unproved                                33,468
  Office equipment                           16,353
                                          ----------
                                            881,866
     Less accumulated depreciation
      and depletion                        (653,199)
                                          ----------
  Property and equipment, net               228,667
Other assets - oil and gas bond deposit      28,559
                                          ----------
                                          $ 694,176
                                          ==========

    Liabilities and Stockholders' Equity
    ------------------------------------
Current liabilities:
  Accounts payable:
    Trade                                 $ 153,544
    Oil and gas sales                       166,365
  Current portion of long-term debt         120,000
  Accrued liabilities and other               8,355
                                          ----------
       Total current liabilities            448,264
                                          ----------
Long-term debt, less current portion         47,857
Stockholders' equity:
  Preferred stock, $.01 par value,
    2,000,000 shares authorized,
    600,000 shares designated Series A
    $.06 cumulative convertible - no
    shares outstanding                            -
  Common stock, $.01 par value,
    50,000,000 shares authorized,
    2,631,936 shares issued and
    outstanding                              26,319
  Additional paid-in capital                846,941
  Accumulated deficit                      (675,205)
                                          ----------
       Net stockholders' equity             198,055
                                          ----------
                                          $ 694,176
                                          ==========

The accompanying notes are an integral part of these condensed financial statements.

                                 CLX ENERGY, INC.
                        Condensed Statements of Operations
             Nine Months and Three Months Ended June 30, 2003 and 2002
                                    (Unaudited)

                                      Nine Months Ended       Three Months Ended
                                           June 30,                June 30,
                                   -----------------------  ----------------------
                                      2003         2002        2003        2002
                                   -----------  ----------  ----------  ----------
Revenues:
  Oil and gas sales                $  270,917     239,028      91,022      99,802
  Management fees                      45,645      51,082      18,272      18,471
                                   -----------  ----------  ----------  ----------
    Total revenue                     316,562     290,110     109,294     118,273
                                   -----------  ----------  ----------  ----------

Operating expenses:
  Lease operating and
   production taxes                   107,560     178,947      37,490      47,661
  Lease rentals                           196       1,058         128           -
  Dry holes and abandoned leases       10,343           -          75     ( 1,542)
  Depreciation and depletion           38,263      65,608      11,971      25,079
  General and administrative          117,818     150,005      33,179      43,986
                                   -----------  ----------  ----------  ----------
    Total operating expenses          274,180     395,618      82,843     115,184
                                   -----------  ----------  ----------  ----------

    Operating income (loss)            42,382    (105,508)     26,451       3,089
                                   -----------  ----------  ----------  ----------

Other income (expenses):
  Gain on sale of assets                5,765       6,481       5,765       6,481
  Interest income                       3,080       7,115         908       1,895
  Interest expense                   (  7,225)   ( 18,507)   (  2,177)   (  5,526)
                                   -----------  ----------  ----------  ----------
    Other income (expenses)             1,620    (  4,911)      4,496       2,850
                                   -----------  ----------  ----------  ----------

Income (loss) before
 income taxes                          44,002    (110,419)     30,947       5,939

Income tax benefit                          -       7,000           -         800
                                   -----------  ----------  ----------  ----------

Net income (loss)                  $   44,002    (103,419)     30,947       6,739
                                   ===========  ==========  ==========  ==========

Net income (loss) per
 common share:
  Basic                            $      .02    (    .04)        .01         .00
                                   ===========  ==========  ==========  ==========
  Diluted                          $      .02    (    .04)        .01         .00
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

                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                         Nine Months Ended June 30, 2003
                                   (Unaudited)

                                       Additional
                    Common     Stock    Paid-in    Accumulated
                    Shares    Amount    Capital      Deficit
                   ---------  -------  ----------  ------------
Balances,
  October 1, 2002  2,631,936  $26,319     846,941     (719,207)

Net income                 -        -           -       44,002
                   ---------  -------  ----------  ------------
Balances,
  June 30, 2003    2,631,936  $26,319     846,941     (675,205)
                   =========  =======  ==========  ============

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                    Nine Months Ended June 30, 2003 and 2002
                                   (Unaudited)

                                                     Nine Months Ended
                                                         June 30,
                                                  ----------------------
                                                     2003        2002
                                                  ----------  ----------
Cash flows from operating activities:
  Net income (loss)                               $  44,002    (103,419)
                                                  ----------  ----------
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Gain on sale of assets                        (  5,765)   (  6,481)
     Depreciation and depletion                      38,263      65,608
     (Increase) decrease in accounts receivable    ( 25,563)    231,141
     (Increase) decrease in prepaid
        expense and other                          (  2,097)   ( 14,516)
     Increase (decrease) in accounts payable       ( 41,529)   (266,561)
     Increase (decrease) in accrued
       liabilities and other                              -    (  7,500)
                                                  ----------  ----------

       Total adjustments                           ( 36,691)      1,691
                                                  ----------  ----------
         Net cash used in
           operating activities                       7,311    (101,728)
                                                  ----------  ----------

Cash flows from investing activities:
  Proceeds from sale of property and equipment        7,160      19,540
  Purchase of property and equipment               ( 20,758)   ( 47,264)
  Addition to other assets                         (    604)   (    725)
                                                  ----------  ----------
       Net cash used in
         investing activities                      ( 14,202)   ( 28,449)
                                                  ----------  ----------

Cash flows from financing activities:
  Reductions to long-term debt                     ( 75,000)   ( 90,000)
                                                  ----------  ----------
       Net cash used in
         financing activities                      ( 75,000)   ( 90,000)
                                                  ----------  ----------

       Net increase (decrease) in cash             ( 81,891)   (220,177)

Cash, beginning of period                           314,065     537,344
                                                  ----------  ----------

Cash, end of period                               $ 232,174     317,167
                                                  ==========  ==========

Supplemental disclosures of cash flow:
  Interest paid                                   $   7,225      18,507
                                                  ==========  ==========

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


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

The condensed balance sheet as of June 30, 2003, the condensed statements of operations for the nine months and three months ended June 30, 2003 and 2002, the condensed statement of stockholders' equity for the nine months ended June 30, 2003 and the condensed statements of cash flows for the nine months ended June 30, 2003 and 2002 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and for all periods presented have been made.

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

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


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


Liquidity,  Capital  Resources  and  Commitments


The Company currently has a negative current ratio with current liabilities exceeding current assets by $11,314. The Company believes that current assets and projected cash flow from oil and gas sales, based on current prices, should be adequate to cover the fixed costs of the Company for the fiscal year ended September 30, 2003, including servicing the bank debt.

The Company currently has drilling prospects which it is actively marketing to industry participants on a promoted basis.


Analysis  of  Results  of  Operations:

Oil and gas sales increased for the nine months ended June 30, 2003 compared to the nine months ended June 30, 2002 primarily as a result of higher prices for gas and oil offset by declining quantities of oil and gas produced. Oil and gas sales decreased for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 primarily as a result of declining quantities of oil and gas produced.

Management fees for the nine months ended June 30, 2003 decreased over the prior year period primarily due to a reduction in fees charged in managing properties for a partnership.

Lease operating expenses and production taxes decreased for the nine months and three months ended June 30, 2003 compared to the nine months and three months ended June 30, 2002 due to a reduction in workover costs and lease operating expenses (primarily associated with certain oil and gas wells that were sold in August 2002) and a reduction in estimated ad valorem taxes. Dry hole expense increased as a result of costs incurred in drilling wells. Depreciation and depletion decreased primarily as a result of the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2002 and declining quantities of oil and gas produced. General and administrative expenses decreased primarily due to reduced compensation expense and professional fees.

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

Item 6.   Exhibits  and  Reports  on  Form  8-K.

          (a)  Exhibits:

               Exhibit 11. Statement of Computation of Earnings (Loss) Per share

               Exhibit  99.1.  Rule  13a-14(a)/15d-14(a)  Certification

               Exhibit  99.2.  Section  1350  Certification

           (b)  Reports  on  Form  8-K:
                None

                                   SIGNATURES

Pursuant to the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CLX  ENERGY,  INC.
                                 (REGISTRANT)

Date:  August  12,  2003                    By:  /s/  E.  J.  Henderson
                                         -------------------------------
                                      By:  E.  J.  Henderson
                                           President and Chief Financial Officer