Form 10KSB
period 2003-09-30
CLX ENERGY INC
filed 2003-12-24
CIK 317438

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

For the fiscal year ended    September 30, 2003

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

     State issuer's revenues for its most recent fiscal year:  $ 423,791.

     As of the close of trading on December 18, 2003 there were 2,631,936 common shares outstanding, 1,578,994 of which were held by non-affiliates. The aggregate market value of the common shares held by non-affiliates, based on the average closing bid and asked prices on December 18, 2003, was approximately $347,000.

Documents Incorporated By Reference:  None

Transitional Small Business Disclosure      Yes      No  X
                                                ---     ---

CLX ENERGY, INC.

FORM 10-KSB

TABLE OF CONTENTS

SEPTEMBER 30, 2003
--------------------------------------------------------------------------------

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

     As of September 30, 2003 the Company's significant oil and gas operations were located in the following areas.

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

EMPLOYEES
---------

     As of September 30, 2003, the Company employed one person, the President and Chief Executive Officer, on a full-time basis.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES
----------------------------------------------------------------------------

     The Company has no operations in foreign countries and no portion of its sales or revenues is derived from customers in foreign countries.

                                     ITEM 2.

                            DESCRIPTION OF PROPERTIES


OFFICE FACILITIES
-----------------

     The Company's offices are located at 518 17th Street, Suite 745, Denver, Colorado 80202, in space the Company leases from an unaffiliated entity. The Company currently occupies approximately 1,138 square feet for which it pays a monthly rental of $1,343. The lease is on a month-to-month basis.

OIL AND GAS PROPERTIES
----------------------

     The Company is in only one line of business, that of acquiring, developing and producing oil and gas properties. The Company's estimated 10% discounted future net revenue attributable to proved producing reserves of $1,260,500 as of September 30, 2003, is attributed 95.4% to natural gas reserves and 4.6% to oil reserves.

     The Company holds interests in producing and non-producing leaseholds as set forth below.

           Producing Properties     Non-Prod. Properties
          -----------------------  ---------------------
             Gross        Net         Gross       Net
             Acres       Acres        Acres      Acres
          -----------  ----------  -----------  --------
State
--------
Colorado        4,979         706        2,062       206
Kansas          3,625         487        2,074       997
Oklahoma        1,120         212            -         -
Wyoming           716          55        5,116     1,295
          -----------  ----------  -----------  --------

               10,440       1,460        9,252     2,498

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

                            September 30
                          ----------------
                           2003     2002
                          -------  -------

     Barrels of oil
     --------------
        Proved              9,000    9,000
        Proved developed    9,000    9,000

     MCF of gas
     ----------
        Proved            938,300  764,200
        Proved developed  938,300  511,500

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

                             September 30
                         -------------------
                            2003      2002
                         ----------  -------

       Proved            $1,260,500  545,600
       Proved developed  $1,260,500  467,500

       The above reserves are located entirely within the United States.

OIL AND GAS RESERVE ESTIMATES FILED
-----------------------------------

     Since September 30, 2003 the Company has filed no estimates of total proved net oil or gas reserves with or included such information in reports to any federal authority or agency other than the Securities and Exchange Commission.

NET OIL AND GAS PRODUCTION
--------------------------

     The following table shows, for the periods indicated, the approximate production attributable to the Company's oil and gas interests.

                                YEAR ENDED SEPTEMBER 30
                               ------------------------
                                   2003         2002
                               -----------  -----------

       Crude Oil (Bbls)              2,000        6,000
       Natural Gas (MCF)            76,100       89,900


     The following table shows, for the periods indicated, the approximate average sales price per barrel of oil and MCF of gas and approximate average production cost of oil and gas produced on a relative unit basis.

                              YEAR ENDED SEPTEMBER 30
                              -----------------------
                                  2003        2002
                              -----------  ----------

   Average Sales Price
       Per Barrel of Oil           $23.09       19.95
       Per MCF of Gas              $ 4.29        2.32

   Average Lifting Cost
       Per Equivalent MCF          $ 1.08         .74
       Per Equivalent BBL          $ 7.17       18.44

TOTAL GROSS AND NET PRODUCTIVE WELLS AND DEVELOPED ACRES
--------------------------------------------------------

     The following table sets forth the Company's total gross and net productive wells as of September 30, 2003, which are located on 10,440 gross (1,460 net) acres:

          Gross Wells           Net Wells
     ---------------------  ------------------
        Oil        Gas         Oil       Gas
     ---------  ----------  --------  --------

             2          23       .15      3.43


NET PRODUCTIVE AND DRY EXPLORATORY AND DEVELOPMENT WELLS
--------------------------------------------------------

     The following table sets forth the number of net productive and dry exploratory and development wells drilled by the Company during fiscal 2003 and 2002.

      Exploratory Wells         Development Wells
      ------------------        ------------------
      Net Prod.  Net Dry        Net Prod.  Net Dry
      ---------  -------        ---------  -------
                          2002
                          ----
            0.0      .20              .16     0.00
                          2003
                          ----
            0.0      .00              .00     0.00

PRESENT ACTIVITIES
------------------

     As of December 16, 2003, the Company is not involved in the drilling of any wells.

FUTURE OIL AND GAS DELIVERY CONTRACTS
-------------------------------------

     At September 30, 2003 the Company is not obligated to provide a fixed and determinable quantity of oil or gas in the future pursuant to existing contracts or agreements.


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

FISCAL 2002
-----------
                      HIGH  LOW
                      ----  ---

Quarter Ended
  December 31, 2001    .55  .26
  March 31, 2002       .26  .26
  June 30, 2002        .26  .25
  September 30, 2002   .25  .16

FISCAL 2003
-----------
                      HIGH  LOW
                      ----  ---
Quarter Ended
  December 31, 2002    .23  .16
  March 31, 2003       .23  .10
  June 30, 2003        .23  .10
  September 30, 2003   .25  .10

     The Company has paid no dividends on its common stock and does not expect to pay dividends in the foreseeable future.

     The following table sets forth the approximate number of security holders of record of the Company's $0.01 par value common stock as of September 30, 2003.

     TITLE OF CLASS   SHARES OUTSTANDING  NUMBER OF SHAREHOLDERS
     ---------------  ------------------  ----------------------
     $0.01 Par Value           2,631,936                     441
      Common Stock

                                     ITEM 6.


           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     Certain Statements contained in this Form 10-KSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statement. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.

LIQUIDITY, CAPITAL RESOURCES AND COMMITMENTS
--------------------------------------------

     During fiscal 2003 the Company did not participate in the drilling of any wells. In fiscal 2002 the Company sold its interest in the Densmore Field located in Norton County, Kansas which was purchased during fiscal 2001. Operating costs for this field were considered excessive.

     The Company's current assets exceed its current liabilities by approximately $46,000. Based on current prices received for oil and gas, the Company believes that net cash flow from oil and gas sales should be adequate to cover the fixed costs of the Company for the next fiscal year, including servicing the bank debt.

     The company's projected payments on long-term debt and asset retirement obligations as of September 30, 2003 are as follows:

                                Less than  1 to 2    3 to 5  More than
                       Total     one year  years     years    5 years
                     ----------  --------  ------  ---------  -------

   Long-term debt    $  146,857    84,000  62,857          -        -
   Asset retirement
     Obligations         18,130         -     790      6,282   11,058
                     ----------  --------  ------  ---------  -------
       Totals        $  164,987    84,000  63,647      6,282   11,058
                     ==========  ========  ======  =========  =======

     The Company currently has drilling prospects which it will be actively marketing to industry participants on a promoted basis.


RESULTS OF OPERATIONS
---------------------
YEAR ENDED SEPTEMBER 30, 2003 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2002:
--------------------------------------------------------------------------

Operating Revenue
-----------------

     Revenue from oil and gas sales for the year ended September 30, 2003 was $355,552 compared to $308,146 for the year ended September 30, 2002. This increase is primarily attributable to higher prices for oil and gas offset by declining production volumes and revenues from certain oil and gas wells sold in August 2002. Management fees declined by $3,241 or less than five percent.

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                  YEAR ENDED SEPTEMBER 30
                                  -----------------------
     Quantities Sold                 2003         2002
     ---------------              -----------  ----------
       Oil (Bbls.)                      2,000       6,000
       Gas (MCF)                       76,100      89,900

     Average Unit Price
     ------------------
       Oil (Bbls.)                $     23.09       19.95
       Gas (MCF)                  $      4.29        2.32


Operating Expenses and Other
----------------------------

     Lease operating expense and production taxes decreased to $140,690 for the year ended September 30, 2003 compared to $226,950 for the year ended September 30, 2002. The decrease was primarily due to a reduction in workover costs and lease operating expenses (primarily associated with certain oil an gas wells that were sold in August 2002) and a reduction in estimated ad valorem taxes.

     Depreciation and depletion decreased as a result of the decrease in quantities of oil and gas produced and the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2002.

     The Company recorded a $6,710 provision for impairment of oil and gas properties for the year ended September 30, 2003. The Company also recorded a $79,331 impairment provision for the year ended September 30, 2002. The impairment provisions were the result of lower estimated value of reserves on certain wells at the end of the respective fiscal year.

     Dry hole and abandoned leases expense decreased from $122,240 in fiscal 2002 to $10,542 in fiscal 2003 primarily due to a decrease in drilling activity.

     General and administrative expense for the year ended September 30, 2003 was $171,066 compared to $191,001 for the year ended September 30, 2002. The decrease was primarily due to reduction in compensation expense and professional fees.

     During the year ended September 30, 2003 the Company had a gain of $5,765 from selling part of its interest in certain undeveloped oil and gas leases. During the year ended September 30, 2002 the Company had a $7,673 loss on sale of assets, primarily from selling certain producing oil and gas properties.

     The Company settled certain disputed unsecured accounts payable for less than the amounts previously billed to the Company and previously recorded by the Company as an expense in a prior year. The amount of $30,379 was recorded as other income during fiscal 2003.

     Interest income decreased as a result of a decrease in the amount of interest bearing cash accounts and lower interest rates.

     Interest expense decreased as a result of a reduction in the average amount of debt outstanding and lower interest rates.

     Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). The transition adjustment related to adopting SFAS No. 143, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was $10,620.

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

     A comparison of approximate volumes sold and average unit prices is summarized as follows:

                                  YEAR ENDED SEPTEMBER 30
                                  -----------------------
     Quantities Sold                 2003         2002
     ---------------              -----------  ----------
       Oil (Bbls.)                      6,000       5,900
       Gas (MCF)                       89,900     135,000

     Average Unit Price
     ------------------
       Oil (Bbls.)                $     19.95       23.36
       Gas (MCF)                  $      2.32        5.03

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

     General and administrative expense for the year ended September 30, 2002 was $191,001 compared to $265,545 for the year ended September 30, 2001. The decrease was primarily due to a reduction in compensation expense, nonrecurring expenses incurred in the prior year for a stockholders' meeting to reverse split the common stock of the Company and $28,000 of expense associated with a stock option granted in the prior year.

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


Recently Issued Accounting Standards
------------------------------------

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, and establishes two alternative methods of transition for the intrinsic value method to the fair value method accounting for stock-based employee compensation. SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

Critical Accounting Policies
----------------------------

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

                                     ITEM 7.


                              FINANCIAL STATEMENTS
                              --------------------


                                CLX ENERGY, INC.


                          INDEX TO FINANCIAL STATEMENTS



                                                                          Page

Independent Auditor's Report                                               19
Balance Sheet - September 30, 2003                                         20
Statements of Operations - years ended
  September 30, 2003 and 2002                                              21
Statements of Stockholders' Equity -
  years ended September 30, 2003 and 2002                                  22
Statements of Cash Flows - years ended
  September 30, 2003 and 2002                                              23
Notes to Financial Statements - years
  ended September 30, 2003 and 2002                                        24

                                EASTON AND BARSCH
                          CERTIFIED PUBLIC ACCOUNTANTS
                       8790 WEST COLFAX AVENUE, SUITE 106
                               LAKEWOOD, CO  80215


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
CLX Energy, Inc.
Denver, CO


We have audited the accompanying balance sheet of CLX Energy, Inc. as of September 30, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLX Energy, Inc. as of September 30, 2003 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.



EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado

December 22, 2003

                                CLX ENERGY, INC.
                                  Balance Sheet
                               September 30, 2003


                Assets
                ------
Current assets:
   Cash                                               $ 227,678
   Accounts receivable:
     Trade                                               76,484
     Oil and gas sales                                   77,725
   Prepaid expenses                                       4,161
                                                      ----------
          Total current assets                          386,048
                                                      ----------
Property and equipment, at cost:
   Oil and gas properties (successful
     effort method):
       Proved                                           844,893
       Unproved                                          38,467
   Office equipment                                      16,353
                                                      ----------
                                                        899,713
       Less accumulated depreciation
         and depletion                                 (683,859)
                                                      ----------
   Property and equipment, net                          215,854
Other assets - oil and gas bond deposit                  28,651
                                                      ----------
                                                      $ 630,553
                                                      ==========

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                            $ 131,202
     Oil and gas sales                                  116,331
   Current portion of long-term debt                     84,000
   Accrued liabilities and other                          8,355
                                                      ----------
          Total current liabilities                     339,888
                                                      ----------
Other liabilities:
   Long-term debt, less current portion                  62,857
   Asset retirement obligations                          18,130
                                                      ----------
          Total other liabilities                        80,987
                                                      ----------
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding                                      -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                                        26,319
   Additional paid-in capital                           846,941
   Accumulated deficit                                 (663,582)
                                                      ----------
          Net stockholders' equity                      209,678
                                                      ----------
                                                      $ 630,553
                                                      ==========

The accompanying notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                            Statements of Operations
                    Years Ended September 30, 2003 and 2002


                                                  2003         2002
                                               -----------  ----------
Revenues:
   Oil and gas sales                           $  355,552     308,146
   Management fees                                 68,239      71,480
                                               -----------  ----------
     Total revenues                               423,791     379,626
                                               -----------  ----------
Operating expenses:
   Lease operating and production taxes           140,690     226,950
   Lease rentals                                      593       1,614
   Dry holes and abandoned leases                  10,542     122,240
   Depreciation and depletion                      59,491     115,355
   Impairment of oil and gas properties             6,710      79,331
   General and administrative                     171,066     191,001
                                               -----------  ----------
     Total operating expenses                     389,092     736,491
                                               -----------  ----------
     Operating income (loss)                       34,699    (356,865)
                                               -----------  ----------
Other income (expenses):
   Gain (loss) on sale of assets                    5,765    (  7,673)
   Gain on settlement of debt                      30,379           -
   Interest income                                  4,463       8,843
   Interest expense                              (  9,061)   ( 23,685)
                                               -----------  ----------
     Total other income (expenses)                 31,546    ( 22,515)
                                               -----------  ----------
Income (loss) before income taxes                  66,245    (379,380)
Income tax (expense) benefit                            -      10,525
                                               -----------  ----------
Income (loss) before cumulative effect of
 accounting change                                 66,245    (368,855)
Cumulative effect of accounting change           ( 10,620)          -
                                               -----------  ----------

          Net income (loss)                    $   55,625    (368,855)
                                               ===========  ==========

Net income (loss) per share:
   Basic:
      Income (loss) before cumulative
        effect of accounting change            $     0.02    (   0.14)
      Cumulative effect of accounting change     (      -)          -
                                               -----------  ----------
        Net income (loss)                      $     0.02    (   0.14)
                                               ===========  ==========
   Diluted:
      Income (loss) before cumulative
        effect of accounting change            $     0.02    (   0.14)
      Cumulative effect of accounting change     (      -)          -
                                               -----------  ----------
        Net income (loss)                      $     0.02    (   0.14)
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

                                CLX ENERGY, INC.
                       Statements of Stockholders' Equity
                    Years Ended September 30, 2003 and 2002



                                    Common Stock     Additional
                                 ------------------   Paid-in    Accumulated
                                  Shares    Amount    Capital      Deficit
                                 ---------  -------  ----------  -----------
Balances,
  October 1, 2001                2,631,936  $26,319     846,941    (350,352)

Net loss                                 -        -           -    (368,855)
                                 ---------  -------  ----------  -----------

Balances,
  September 30, 2002             2,631,936   26,319     846,941    (719,207)

Net income                               -        -           -      55,625
                                 ---------  -------  ----------  -----------

Balances,
  September 30, 2003             2,631,936  $26,319     846,941    (663,582)
                                 =========  =======  ==========  ===========

The accompanying notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                            Statements of Cash Flows
                    Years Ended September 30, 2003 and 2002



                                                  2003       2002
                                               ----------  ---------
Cash flows from operating activities:
   Net income (loss)                           $  55,625   (368,855)
                                               ----------  ---------
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Cumulative effect of accounting change      10,620          -
      Gain on extinguishment of debt            ( 30,379)         -
      Depreciation and depletion                  59,491    115,355
      Impairment of oil and gas properties         6,710     79,331
      Abandoned properties                             -     24,873
      Gain (loss) on sale of assets             (  5,765)     7,673
      (Increase) decrease in
       accounts receivable                        13,829    450,266
      Increase in prepaid expenses              (     81)  (    521)
      Decrease in accounts payable              ( 83,526)  (442,631)
      Decrease in accrued
       liabilities and other                           -   (  7,500)
                                               ----------  ---------
        Total adjustments                       ( 29,101)   226,846
                                               ----------  ---------
        Net cash provided by (used in)
         operating activities                     26,524   (142,009)
                                               ----------  ---------
Cash flows from investing activities:
   Proceeds from sale of property
    and equipment                                  7,160    199,091
   Purchase of property and equipment           ( 23,375)  ( 34,420)
   Additions to other assets                    (    696)  (    941)
                                               ----------  ---------
          Net cash provided by (used
           in) investing activities             ( 16,911)   163,730
                                               ----------  ---------
Cash flows from financing activities:
   Payments on long-term borrowings             ( 96,000)  (245,000)
                                               ----------  ---------
          Net cash used in
           financing activities                 ( 96,000)  (245,000)
                                               ----------  ---------

          Net decrease in cash                  ( 86,387)  (223,279)

Cash, beginning of year                          314,065    537,344
                                               ----------  ---------

Cash, end of year                              $ 227,678    314,065
                                               ==========  =========


Supplemental disclosures of cash flow:
   Interest paid                               $  23,685     23,685
                                               ==========  =========
   Income taxes paid                           $       -          -
                                               ==========  =========


The accompany notes are an integral part of these financial statements.

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2003 and 2002


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

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2003 and 2002


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

          Basic income (loss) per share of common stock is computed based on the weighted average number of common shares outstanding during the year. Diluted EPS includes the potential conversion of dilutive stock options. Options are not considered in the diluted computations for the years ended September 30, 2003 or 2002, as the impact of the potential common shares (250,000) would be to decrease loss per share.

     (g)  Stock-Based Compensation
          ------------------------
          SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, allows companies to choose whether to account for employee stock-based compensation on fair value methods, or to continue accounting for such compensation under the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). The Company has chosen to continue to account for employee stock-based compensation using APB 25.

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2003 and 2002


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

     (i)  Recently Issued Accounting Standards
          ------------------------------------

          In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. This statement amends SFAS No. 123, Accounting for Stock Based Compensation, and establishes two alternative methods of transition for the intrinsic value method to the fair value method accounting for stock-based employee compensation. SFAS No. 148 requires prominent disclosure about the effects on reported net income (loss) and requires disclosure for these effects in interim financial information. The Company adopted the disclosure only provisions of SFAS No. 148 in 2003 and plans to continue accounting for stock-based compensation under APB 25.

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

(3)  Risk Considerations
     -------------------
          The Company is subject to risks and uncertainties common to independent oil and gas companies, including limited financial resources, changing oil and gas prices, activities of larger competitors and dependence on key personnel.

(4)  Note Payable
     ------------
          At September 30, 2003, the Company owed a bank $146,857. Monthly principal payments of $7,000 plus interest at 4.50% are due on the loan. The loan is secured by the Company's oil and gas properties and a portion of the loan is guaranteed by a major shareholder.

          The weighted average balance outstanding and the weighted average interest rate for 2003 and 2002 were as follows:
                                                       2003          2002
                                                       ----          ----
          Weighted average balance
            outstanding                             $ 194,857       432,857
          Weighted average interest rate                  4.7%          5.5%

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2003 and 2002


(5)  Asset Retirement Obligations
     ----------------------------
          Effective October 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 143 "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). This statement requires that the fair value of an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. The Company's asset retirement obligations relate to the abandonment of oil and gas producing facilities. SFAS no. 143 requires depreciation of the capitalized asset retirement cost and accretion of the asset retirement obligation over time. The depreciation will generally be determined on a unit-of-production basis over the life of the producing wells, while the accretion to be recognized will escalate over the life of the producing assets, typically as production declines.

          The transition adjustment related to adopting SFAS No. 143 effective October 1, 2002, was recognized as a cumulative effect of a change in accounting principle. The cumulative effect on net income of adopting SFAS No. 143 was $10,620. At the time of adoption, total assets increased by $6,322 and total liabilities increased by $16,942. The amounts recognized are based upon numerous estimates and assumptions. Changes in asset retirement obligations during the fiscal years were as follows:

                                                                Pro forma
                                                              2003     2002
                                                             -------  ------
               Asset retirement obligations at October 1     $16,942  15,834
                 Liabilities incurred during the year              -       -
                 Liabilities settled during the year               -       -
                 Accretion expense (included in
                  depreciation and depletion                   1,188   1,108
                                                             ---------------
               Asset retirement obligations at September 30  $18,130  16,942
                                                             ===============

          Pro forma data for 2002 was prepared as if SFAS No. 143 had been adopted on October 1, 2001. If adopted, loss before cumulative effect of changes in accounting principle for the 2002 fiscal year would have increased by approximately $8,000 and there would have been no impact on loss per share.

(6)  Stock Options
     -------------
          On March 20, 2001 the Board of Directors granted an officer of the Company a non-qualified option to purchase 125,000 shares of stock of the Company at $.40 per share.

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2003 and 2002


          During the 1994 fiscal year the Company adopted an employee incentive stock option plan that provides for the issuance to employees, including officers, of up to 10 percent of the issued and outstanding shares of common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five-year period. Options on 125,000 shares were granted on April 26, 1999 and remain outstanding at September 30, 2003.

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

          A summary of certain stock options information follows:

                                              Outstanding options   Exercisable options
                                              --------------------  -------------------
                                                          Weighted             Weighted
                                              Number of   average   Number of  average
                                               shares      price     shares     price
                                              ---------  ---------  ---------  --------
          September 30, 2002:
          -------------------
          Incentive stock options              125,000  $     .64     75,000  $    .64
          Non-qualified options                125,000        .40    125,000       .40

          September 30, 2003:
          -------------------
          Incentive stock options              125,000  $     .64    100,000  $    .64
          Non-qualified options                125,000        .40    125,000       .40

          No stock options were exercised during the 2003 or 2002 fiscal years.

          The Company has elected to account for grants of stock options under APB Opinion No. 25. No options were granted during the 2003 or 2002 fiscal years.

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

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2003 and 2002



          life of 5 years. The estimated fair value of the options granted is amortized to expense over the options vesting period. Had compensation cost for the stock options granted been based on the estimated fair value at the grant dates, as prescribed by SFAS No. 123, the Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

                                                   2003      2002
                                                  -------  ---------

          Net income (loss):
            As reported                           $55,625  (368,855)
            Pro forma                              48,225  (376,255)
          Net income (loss) per share:
            Basic:
              As reported                         $  0.02   (  0.14)
              Pro forma                              0.02   (  0.14)
            Diluted:
              As reported                         $  0.02   (  0.14)
              Pro forma                              0.02   (  0.14)

 (7)  Income Taxes
      ------------
          As a result of the net loss for the year ended September 30, 2002, an income tax benefit was recorded for the potential refund of taxes paid in prior years.

          At September 30, 2003, after giving effect to ownership change that occurred in a prior fiscal year, the Company had a net operating loss carryforward of approximately $502,000 that expires in varying amounts from September 30, 2006 through 2022. The Company's net operating loss carryforward is subject to an annual limitation which may defer the utilization of the losses as a result of an ownership change as defined in Section 382 of the Internal Revenue Code. Differences between income tax and financial statement basis of assets (approximately $51,000) consists of intangible drilling costs ($34,000) which are expensed for tax purposes offset by basis difference of oil and gas properties ($85,000) that have a lower financial statement basis than income tax basis primarily as a result of impairments of oil and gas properties.

          Benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2003 and 2002


          Components of deferred tax liabilities and deferred tax assets of the Company are comprised of the following at September 30, 2003:

          Gross deferred tax assets:
          Proved properties
            basis differences                         $  18,000
          Net operating loss carryforward               176,000
          Valuation allowance for deferred
            tax assets                                 (194,000)
                                                      ----------
          Net deferred amount                         $       -
                                                      ==========

(8)  Lease
     -----
          The Company leases office space on a month to month basis. The Company pays monthly rent of $1,343. The lease also requires the Company to pay certain operating costs of the leased property. The Company subleases part of the space for $575 per month. Rent expense totaled $9,637 and $9,818 during 2002 and 2001, respectively.

 (9)  Major Customers
      ---------------
          During the years ended September 30, 2003 and 2002 the Company had the following major customers which acquired 10% or more of total oil and gas revenues:

                                       2003   2002
                                       -----  -----
               Enserco                   33%    22%
               NCRA                       -     28%
               Oneok Energy              41%    18%

 (10)  Gain on Settlement of Debt
       --------------------------

          The Company settled certain disputed unsecured accounts payable for less than the amounts previously billed to the Company and previously recorded by the Company as an expense in a prior year. The amount of $30,379 was recorded as other income during fiscal 2003.

(11) Oil and Gas Expenditures
     ------------------------
          The Company's results of operations from oil and gas exploration and production activities (all within the United States) for fiscal 2003 and 2002 were as follows:

                                               2003       2002
                                            ----------  ---------
             Revenues from oil and gas
               producing activities         $ 355,552    308,146
             Producing costs                 (140,690)  (226,950)
             Depreciation, depletion and
               impairment provision          ( 64,730)  (192,479)
                                            ----------  ---------
             Results of operations from
               oil and gas producing
               activities (excluding
               general and administrative
               and interest costs)          $ 150,132   (111,283)
                                            ==========  =========

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2003 and 2002


          The following table sets forth the costs incurred in oil and gas producing activities during 2003 and 2002:

                                                     2003     2002
                                                    -------  ------

             Property acquisition costs:
               Unproved                             $ 8,896  18,019
             Exploration costs                            -  90,813
             Development costs                       14,479  34,294

          Depreciation and depletion of oil and gas properties per $1.00 of gross revenue was $0.16 and $0.37 in 2003 and 2002, respectively. The impairment provision of oil and gas properties per $1.00 of gross revenue was $0.02 and $0.26 in 2003 and 2002, respectively.

          The capitalized costs related to oil and gas properties were as follows at September 30, 2003 and 2002:

                                                      2003       2002
                                                   ----------  ---------

          Proved properties                        $ 844,893    820,182
          Unproved properties                         38,467     25,968
                                                   ----------  ---------
            Total capitalized costs                  883,360    846,150
          Less accumulated depreciation
            and depletion                           (669,419)  (601,967)
                                                   ----------  ---------
            Net capitalized costs                  $ 213,941    244,183
                                                   ==========  =========

(12) Supplemental Schedules of Reserve Information (Unaudited)
     ---------------------------------------------------------
          The following reserve related information for 2003 and 2002 is based on estimates prepared by management of the Company for 2002 and by an independent petroleum engineer. Reserve estimates are inherently imprecise and are continually subject to revisions based on production history, results of additional exploration and development, price of oil and gas and other factors. All of the Company's oil and gas reserves are located in the United States.

                                                 Oil (Bbl)   Gas (MCF)
                                                 ---------  -----------
          Proved reserves at September 30, 2001    56,600    1,388,000
            Revisions in previous estimates         4,200   (  533,900)
            Reserves sold                         (45,800)           -
            Production                            ( 6,000)  (   89,900)
                                                 ---------  -----------
          Proved reserves at September 30, 2002     9,000      764,200
            Revisions in previous estimates         2,000      250,000
            Production                            ( 2,000)  (   76,100)
                                                 ---------  -----------
          Proved reserves at September 30, 2003     9,000      938,300
                                                 =========  ===========

          Proved developed reserves:

               September 30, 2002                   9,000      511,500
               September 30, 2003                   9,000      938,300

                                CLX ENERGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                     Years Ended September 30, 2003 and 2002


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

                                                            September 30
                                                       ---------------------
                                                          2003       2002
                                                       ----------  ---------

          Future cash inflows                          $3,991,300  1,517,400
          Future production costs                       1,425,200    669,500
                                                       ----------  ---------
          Future cash flows                             2,566,100    847,900
          10% annual discount for estimated
            timing of cash flows                        1,305,600    302,300
                                                       ----------  ---------
          Standardized measure of
            discounted cash flows                      $1,260,500    545,600
                                                       ==========  =========


          The following are the principal sources of change in the standardized measure of discounted future net cash flows:

                                                     September 30
                                               -------------------------
                                                  2003         2002
                                               ------------  -----------
          Standardized measure,
            beginning of year                  $   545,600    1,539,400
          Sales of oil and gas,
            net of production costs             (  214,900)  (   81,200)
          Reserves sold                                  -   (  210,300)
          Net changes in prices and
            future production costs                663,100   (  250,000)
          Revisions of previous
            quantity estimates                     218,700   (  486,600)
          Accretion of discount                     48,000       34,300
                                               ------------  -----------
          Standardized measure,
            end of year                        $ 1,260,500      545,600
                                               ============  ===========

          Future net cash flows were computed using year-end prices for oil of $25.52 in 2003 and $23.25 in 2002 and for gas of $4.11 in 2003 and
          $1.74 in 2002.

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


                                    PART III


                                     ITEM 9.

          DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     Information concerning the Company's Directors and Executive Officers is set forth below:

                                                        PERIOD OF
NAME & AGE                     POSITION                  SERVICE
-----------------       ----------------------       ----------------
James L. Burkhart       Chairman of the Board,       February 2, 1999
     69                 Director                     to Present


Robert E. Gee           Director                     February 2, 1999
     72                                              to Present


E. J. Henderson         President, CEO,              March 26, 1993
     69                 Treasurer & Director         to Present


S. W. Houghton          Director                     March 26, 1993
     63                                              to Present

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     Under the U.S. securities laws, directors, certain executive officers and persons holding more than ten percent of the Company's common stock must report their initial ownership of the common stock and any changes in the ownership to the SEC. The SEC has designated specific due dates for those reports and the Company must identify in this report those persons who did not file those reports when due. Based solely on the Company's review of copies of the reports filed with the SEC and written representations of its directors and executive officers, the Company believes that all persons subject to reporting filed required reports on time in the fiscal year ended September 30, 2003.

                                    ITEM 10.

                             EXECUTIVE COMPENSATION


     The following table sets information regarding compensation of certain Executive Officers of the Company.

          Name           Principal Position          Year      Annual
          ----           ------------------          ----   Compensation
                                                            ------------

E. J. Henderson      President, Chief Executive        2003  $  48,000
                     Officer and Chief Financial       2002  $  50,000
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

                                 COMMON STOCK
  NAME                             POSITION        PAR VALUE $0.001    % OF CLASS
----------------------------  -------------------  ----------------  ----------------
Officers & Directors:
---------------------

James L. Burkhart             Chairman of the            642,387(1)             24.41
4904 Lakeridge Dr.            Board, Director &
Lubbock, TX  79424            Member of the
                              Executive Committee

E. J. Henderson               CEO, President              71,250(2)              2.71
518 17th St., Suite 745       Treasurer, Director
Denver, CO  80202             Member of the
                              Executive Committee


Robert E. Gee                 Director                   236,208(3)              8.97
69 DeBell Drive
Atherton, CA  94027

S. W. Houghton                Director                   103,097                 3.92
420 Madison Ave., Suite 901
New York, NY  10017


Officers and Directors
as a group (4 Persons)                                 1,052,942               40.01

(1)  Held in the name of James L. Burkhart Living Trust dtd 9-17-97.

(2)  Does not include an option to acquire 125,000 shares of the Company's common stock granted April 26, 1999 under the terms of the Company's Qualified Employees
     Stock Option Plan of March 1, 1994 and a non-qualified stock option to acquire
     125,000 shares of the Company's common stock granted on March 20, 2001.

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

     (i)  Financial Statements. See "Index to Financial Statements" in Part II,
          Item 7.

     (ii) Exhibits:
               Exhibit 11.    Computation of Net Income (Loss) Per Share

               Exhibit 14.    Code of Ethics

               Exhibit 31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act

               Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act

(b) No reports on Forms 8-K were filed during the Company's quarter ended September 30, 2003.


                                    ITEM 14.

                             CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this Form 10-KSB, the Company carried out an evaluation, under the supervision and with the participation of the Company's President and Chief Financial Officer, of the effectives of the design and operation of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 as amended (the "Exchange Act"). Based upon such evaluation, such officer has concluded that the Company's disclosure controls and procedures are affective in alerting them, on a timely basis, to material information relating the Company required to be included in this Form 10-KSB.

     There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect such controls.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CLX ENERGY, INC.


Date:   December 23, 2003        By  /s/ E. J. Henderson
                                   --------------------
                                   E. J. Henderson, President and
                                     Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on dates indicated:


Date:   December 23, 2003        By /s/ James L. Burkhart
                                   ----------------------
                                   James L. Burkhart, Chairman of the
                                   Board and Director

Date:   December 23, 2003        By /s/ Robert E. Gee
                                   ------------------
                                   Robert E. Gee, Director

Date:   December 23, 2003        By /s/ E. J. Henderson
                                   --------------------
                                   E. J. Henderson, CEO, President,
                                     Treasurer and Director

Date:   December 23, 2003        By /s/ S. W. Houghton
                                   -------------------
                                   S. W. Houghton, Director