Form 10QSB
period 2003-12-31
CLX ENERGY INC
filed 2004-02-13
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission file number 0-9392


                                CLX ENERGY, INC.
             (Exact name of registrant as specified in its charter)


            Colorado                               84-0749623
            --------                               ----------
(State or other jurisdiction of                 (I.R.S. employer
 incorporation or organization)              identification number)


518 17th Street, Suite 745, Denver, Colorado                   80202
  (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code:  (303) 825-7080

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X   No
                                         ---      ----


Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

As of February 9, 2004, there were 2,631,936 shares of the Registrant's sole class of Common Stock outstanding.


Transitional Small Business Disclosure Format    Yes     No  X
                                                     ---    ---

                                CLX ENERGY, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

    Independent Accountants' Report                                            3

    Condensed Balance Sheet
      December 31, 2003                                                        4

    Condensed Statements of Operations
      Three Months December 31, 2003 and 2002                                  5

    Condensed Statement of Stockholders' Equity
      Three Months Ended December 31, 2003                                     6

    Condensed Statements of Cash Flows
      Three Months Ended December 31, 2003 and 2002                            7

    Notes to Condensed Financial Statements
      Three Months Ended December 31, 2003 and 2002                            8

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS                                 10


PART II - OTHER INFORMATION                                                   12

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
CLX Energy, Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of December 31, 2003, the related condensed statements of operations and cash flows for the three-month periods ended December 31, 2003 and 2002, and the condensed statement of changes in stockholders' equity for the three-month period ended December 31, 2003. These condensed financial statements are the responsibility of the Company's management.

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


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


February 12, 2004

                                CLX ENERGY, INC.
                            Condensed Balance Sheet
                                December 31, 2003
                                   (Unaudited)


     Assets
     ------
Current assets:
   Cash                                                           $  282,765
   Accounts receivable:
     Trade                                                            87,692
     Oil and gas sales                                               109,293
   Prepaid expenses                                                    2,650
                                                                  -----------
          Total current assets                                       482,400
                                                                  -----------
Property and equipment, at cost:
   Oil and gas properties (successful
     effort method):
       Proved                                                        846,769
       Unproved                                                       23,373
   Office equipment                                                   16,353
                                                                  -----------
                                                                     886,495
       Less accumulated depreciation
         and depletion                                              (690,741)
                                                                  -----------
   Property and equipment, net                                       195,754
Other assets - oil and gas bond deposit                               28,690
                                                                  -----------
                                                                  $  706,844
                                                                  ===========

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                                        $  151,560
     Joint interest owner advances                                    73,027
     Oil and gas sales                                               116,772
   Current portion of long-term debt                                  84,000
   Accrued liabilities and other                                       8,355
                                                                  -----------
          Total current liabilities                                  433,714
                                                                  -----------
Other liabilities:
   Long-term debt, less current portion                               41,857
   Asset retirement obligations                                       18,450
                                                                  -----------
          Total other liabilities                                     60,307
                                                                  -----------
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding                                                   -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                                                     26,319
   Additional paid-in capital                                        846,941
   Accumulated deficit                                              (660,437)
                                                                  -----------
          Net stockholders' equity                                   212,823
                                                                  -----------
                                                                  $  706,844
                                                                  ===========

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Operations
                  Three Months Ended December 31, 2003 and 2002
                                   (Unaudited)


                                                           Three Months Ended
                                                              December 31,
                                                        -----------------------
                                                           2003         2002
                                                        -----------  ----------
Revenues:
   Oil and gas sales                                    $   70,482      62,907
   Management fees                                          18,196      13,424
                                                        -----------  ----------
     Total revenue                                          88,678      76,331
                                                        -----------  ----------

Operating expenses:
   Lease operating and production taxes                     30,160      38,123
   Lease rentals                                               784           -
   Dry holes and abandoned leases                                -       8,750
   Depreciation and depletion                                7,202      12,402
   General and administrative                               57,149      46,117
                                                        -----------  ----------
     Total operating expenses                               95,295     105,392
                                                        -----------  ----------

     Operating loss                                       (  6,617)   ( 29,061)
                                                        -----------  ----------

Other income (expenses):
   Gain on sale of assets                                   10,057           -
   Interest income                                           1,305       1,234
   Interest expense                                       (  1,600)   (  2,747)
                                                        -----------  ----------
     Total other income (expenses)                           9,762    (  1,513)
                                                        -----------  ----------

       Net income (loss)                                $    3,145    ( 30,574)
                                                        ===========  ==========

Net income (loss) per common share:
   Basic                                                $      .00    (    .01)
                                                        ===========  ==========
   Diluted                                              $      .00    (    .01)
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

                                CLX ENERGY, INC.
             Condensed Statement of Changes in Stockholders' Equity
                      Three Months Ended December 31, 2003
                                   (Unaudited)


                                                           Additional
                                          Common Stock      Paid-in    Accumulated
                                        Shares    Amount    Capital      Deficit
                                       ---------  -------  ----------  -----------
Balances,
  October 1, 2003                      2,631,936  $26,319     846,941    (663,582)

Net income                                     -        -           -       3,145
                                       ---------  -------  ----------  -----------
Balances,
  December 31, 2003                    2,631,936  $26,319     846,941    (660,437)
                                       =========  =======  ==========  ===========


The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                  Three Months Ended December 31, 2003 and 2002
                                   (Unaudited)

                                                   Three Months Ended
                                                       December 31,
                                                 ----------------------
                                                     2003        2002
                                                 -----------  ---------

Cash flows from operating activities:
 Net income (loss)                               $    3,145   ( 30,574)
                                                 -----------  ---------
 Adjustments to reconcile net income (loss)
  to net cash used in operating activities:
    Depreciation and depletion                        7,202     12,402
    Gain on sale of assets                         ( 10,057)         -
    (Increase) decrease in accounts receivable     ( 42,776)  ( 15,540)
    (Increase) decrease in prepaid expenses           1,511      1,471
    Increase (decrease) in accounts payable          93,826      8,602
    Decrease in accrued liabilities
      and other                                           -          -
                                                 -----------  ---------

      Total adjustments                              49,706      6,935
                                                 -----------  ---------
        Net cash provided by (used in)
          operating activities                       52,851   ( 23,639)
                                                 -----------  ---------

Cash flows from investing activities:
 Proceeds from sale of property and equipment        25,245          -
 Purchase of property and equipment                (  1,970)  (  1,687)
 Addition to other assets                          (     39)  (    199)
                                                 -----------  ---------
      Net cash provided by (used in)
        investing activities                         23,236   (  1,886)
                                                 -----------  ---------

Cash flows from financing activities:
 Reductions to long-term debt                      ( 21,000)  ( 30,000)
                                                 -----------  ---------
      Net cash used in
        financing activities                       ( 21,000)  ( 30,000)
                                                 -----------  ---------

      Net increase (decrease) in cash                55,087   ( 55,525)

Cash, beginning of period                           227,678    314,065
                                                 -----------  ---------

Cash, end of period                              $  282,765    258,540
                                                 ===========  =========

Supplemental disclosures of cash flow:
  Interest paid                                  $    1,600      2,747
                                                 ===========  =========


The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)


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

The condensed balance sheet as of December 31, 2003, the condensed statements of operations for the three months ended December 31, 2003 and 2002, the condensed statement of stockholders' equity for the three months ended December 31, 2003 and the condensed statements of cash flows for the three months ended December 31, 2003 and 2002 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 2003 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission. While the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these financial statements be read in conjunction with the September 30, 2003 financial statements of the Company, the notes thereto and the independent Auditors' Report thereon.

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

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (UNAUDITED)


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

Basic income (loss) per share of common stock is computed based on the average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options that are dilutive (no stock options were dilutive for the period ending December 31, 2003). Stock options are not considered in the diluted EPS calculation for those periods with net losses, as the impact of the potential common shares (250,000 shares at December 31, 2002) would be to decrease loss per share.


Note D - Income Taxes

Benefit relating to the tax net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.


Note E - Asset Retirement obligations

Asset retirement obligations increased by $320 to $18,450 for accretion expense for the three months ended December 31, 2003 which is included in depreciation and depletion. No liabilities were incurred or settled during the three months ended December 31, 2003 or the three months ended December 31, 2002. Accretion expense for the three months ended December 31, 2002 was insignificant.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS


General

Certain statements contained in this Form 10-QSB contain "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 and involve risks and uncertainties that could cause actual results to differ materially from the results, financial or otherwise, or other expectations described in such forward-looking statements. Any forward-looking statement or statements speak only as of the date on which such statements were made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statements are made or reflect the occurrence of unanticipated events. Therefore, forward-looking statements should not be relied upon as prediction of actual future results.


Liquidity, Capital Resources and Commitments


The Company's current assets exceed its current liabilities by $48,686. The Company believes that current assets and projected cash flow from oil and gas sales, based on current prices, should be adequate to cover the fixed costs of the Company for the fiscal year ended September 30, 2004, including servicing the bank debt.

The Company's projected payments on long-term debt and asset retirement obligations as of December 31, 2003 are as follows:

                               Less than  1 to 2  3 to 5  More than
                      Total    one year   years   years    5 years
                     --------  ---------  ------  ------  ---------

   Long-term debt    $125,857     84,000  41,857       -          -
   Asset retirement
     Obligations       18,450          -     804   6,393     11,253
                     --------  ---------  ------  ------  ---------
       Totals        $144,307     84,000  42,661   6,393     11,253
                     ========  =========  ======  ======  =========

The Company currently has drilling prospects it is actively marketing to industry participants on a promoted basis. The Company is committed to participate in the drilling of two oil and gas wells during the year ending September 30, 2004. Estimated net cost to Company for the two wells is $18,000 if both wells are dry holes to $38,000 if both wells are completed as producing oil or gas wells.


Analysis of Results of Operations:

Oil and gas sales increased by $7,575 for the three months ended December 31, 2003 compared to the three months ended December 31, 2002 primarily as a result of higher prices for oil and gas, offset by declining oil and gas production.

Management fees for the three months ended December 31, 2003 increased by $4,772 compared to the prior year period primarily due to an increase in fees charged in managing properties for a partnership.

Lease operating expenses and production taxes decreased by $7,963 for the three months ended December 31, 2003 compared to the three months ended December 31, 2002 due to a general reduction in lease operating expenses and a reduction in estimated ad valorem taxes. Dry hole expense decreased since no costs were incurred in drilling of dry holes for the three months ended December 31, 2003. Depreciation and depletion decreased as a result of the decrease in oil and gas production, higher estimated reserves on certain wells and the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2003. General and administrative expenses increased by $11,032 primarily as a result of professional fees incurred in evaluating offers from entities attempting to buy the Company or its oil and gas properties. The Company considered the offers inadequate.

During the three months ended December 31, 2003 the sold part of its interest in certain undeveloped leases resulting in a gain of $10,057. During the three months ended December 31, 2003 interest income increased by $71 and interest expense decreased primarily as a result of a reduction in the average amount of debt outstanding.

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

Notwithstanding the foregoing, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Moreover, the design of any system of controls is also based in part upon certain assumptions about the likelihood of future events.

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

                                 CLX ENERGY, INC.
                                 (REGISTRANT)

Date:  February 12, 2004         By:  /s/ E. J. Henderson
                                 ------------------------
                                 E. J. Henderson
                                 President and Chief Financial Officer