Form 10QSB
period 2004-03-31
CLX ENERGY INC
filed 2004-05-12
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

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

As of May 3, 2004, there were 2,631,936 shares of the Registrant's sole class of Common Stock outstanding.


Transitional Small Business Disclosure Format    Yes       No   X
                                                               ---

                                CLX ENERGY, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


ITEM 1.FINANCIAL STATEMENTS

   Independent Accountants' Report                               3

   Condensed Balance Sheet
     March 31, 2004                                              4

   Condensed Statements of Operations
     Six Months and Three Months Ended March 31, 2004 and 2003   5

   Condensed Statement of Stockholders' Equity
     Six Months Ended March 31, 2004                             6

   Condensed Statements of Cash Flows
     Six Months Ended March 31, 2004 and 2003                    7

   Notes to Condensed Financial Statements
     Six Months Ended March 31, 2004 and 2003                    8

ITEM 2.MANAGEMENT'S DISCUSSION AND ANALYSIS                     10


PART II - OTHER INFORMATION                                     12

                         INDEPENDENT ACCOUNTANTS' REPORT



Board of Directors
CLX Energy, Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of March 31, 2004, the related condensed statements of operations for the six-month and three-month periods ended March 31, 2004 and 2003, condensed statement of stockholders' equity for the six-month period ended March 31, 2004, and condensed statement of cash flows for the six-month periods ended March 31, 2004 and 2003. These condensed financial statements are the responsibility of the Company's management.

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


EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado


May 12, 2004

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                 March 31, 2004
                                   (Unaudited)


         Assets
         ------
Current assets:
   Cash                                    $ 249,353
   Accounts receivable:
     Trade                                    60,405
     Oil and gas sales                        99,169
   Prepaid expenses                            4,642
                                           ----------
          Total current assets               413,569
                                           ----------
Property and equipment, at cost:
   Oil and gas properties (successful
     effort method):
       Proved                                846,682
       Unproved                                7,852
   Office equipment                           16,353
                                           ----------
                                             870,887
       Less accumulated depreciation
         and depletion                      (697,398)
                                           ----------
   Property and equipment, net               173,489
Other assets - oil and gas bond deposit       28,730
                                           ----------
                                           $ 615,788
                                           ==========

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                 $ 145,350
     Joint interest owner advances            20,627
     Oil and gas sales                       130,937
   Bank debt                                 111,857
                                           ----------
          Total current liabilities          408,771
                                           ----------
Other long-term liabilities:
   Asset retirement obligations               18,770
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding                           -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                             26,319
   Additional paid-in capital                846,941
   Accumulated deficit                      (685,013)
                                           ----------
          Net stockholders' equity           188,247
                                           ----------
                                           $ 615,788
                                           ==========

The accompanying notes are an integral part of these condensed financial statements.

                                  CLX ENERGY, INC.
                         Condensed Statements of Operations
             Six Months and Three Months Ended March 31, 2004 and 2003
                                    (Unaudited)


                                        Six Months Ended       Three Months Ended
                                            March 31,               March 31,
                                    -----------------------  ----------------------

                                       2004         2003        2004        2003
                                    -----------  ----------  ----------  ----------

Revenues:
   Oil and gas sales                $  149,757     179,895      79,275     116,988
   Management fees                      36,993      27,373      18,797      13,949
                                    -----------  ----------  ----------  ----------
     Total revenue                     186,750     207,268      98,072     130,937
                                    -----------  ----------  ----------  ----------

Operating expenses:
   Lease operating and
    production taxes                    62,462      70,070      32,302      31,947
   Lease rentals                           884          68         100          68
   Dry holes and abandoned leases       32,135      10,268      32,135       1,518
   Depreciation and depletion           14,179      26,292       6,977      13,890
   General and administrative          109,693      84,639      52,544      38,522
                                    -----------  ----------  ----------  ----------
     Total operating costs and
      expenses                         219,353     191,337     124,058      85,945
                                    -----------  ----------  ----------  ----------

     Operating income (loss)          ( 32,603)     15,931    ( 25,986)     44,992
                                    -----------  ----------  ----------  ----------

Other income (expenses):
   Gain on sale of assets               11,114           -       1,057           -
   Interest income                       2,556       2,172       1,251         938
   Interest expense                     (2,498)     (5,048)       (898)     (2,301)
                                    -----------  ----------  ----------  ----------
     Other income (expenses)            11,172      (2,876)      1,410      (1,363)
                                    -----------  ----------  ----------  ----------

Net income (loss)                   $ ( 21,431)     13,055    ( 24,576)     43,629
                                    ===========  ==========  ==========  ==========

Net income (loss) per
 common share:
   Basic                            $    ( .01)        .00        (.01)        .02
                                    ===========  ==========  ==========  ==========
   Diluted                          $    ( .01)        .00        (.01)        .02
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

                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                         Six Months Ended March 31, 2004
                                   (Unaudited)


                                         Additional
                       Common Stock        Paid-in   Accumulated
                    Shares      Amount     Capital     Deficit
                   ---------  ----------  ---------  ------------
Balances,
  October 1, 2003  2,631,936  $   26,319    846,941     (663,582)

Net income                 -           -          -     ( 21,431)
                   ---------  ----------  ---------  ------------
Balances,
  March 31, 2004   2,631,936  $   26,319    846,941     (685,013)
                   =========  ==========  =========  ============

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                    Six Months Ended March 31, 2004 and 2003
                                   (Unaudited)


                                                    Six Months Ended
                                                        March 31,
                                                ------------------------
                                                    2004         2003
                                                 -----------  ----------

Cash flows from operating activities:
 Net income (loss)                               $ ( 21,431)     13,055
                                                 -----------  ----------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                       14,179      26,292
    Abandoned leases                                 15,824           -
    Gain on sale of assets                         ( 11,114)          -
    (Increase) decrease in accounts receivable       (5,365)   (133,201)
    (Increase) decrease in prepaid expense             (481)      2,452
    Increase in accounts payable                     41,026      57,578
                                                 -----------  ----------

      Total adjustments                              54,069    ( 46,879)
                                                 -----------  ----------
        Net cash provided by (used in)
          operating activities                       32,638    ( 33,824)
                                                 -----------  ----------

Cash flows from investing activities:
 Proceeds from sale of property and equipment        25,905           -
 Purchase of property and equipment                  (1,789)   ( 13,384)
 Addition to other assets                              ( 79)       (400)
                                                 -----------  ----------
      Net cash provided by (used in)
        investing activities                         24,037    ( 13,784)
                                                 -----------  ----------

Cash flows from financing activities:
 Reductions to long-term debt                      ( 35,000)   ( 54,000)
                                                 -----------  ----------
      Net cash used in
        financing activities                       ( 35,000)   ( 54,000)
                                                 -----------  ----------

      Net increase (decrease) in cash                21,675    (101,608)

Cash, beginning of period                           227,678     314,065
                                                 -----------  ----------

Cash, end of period                              $  249,353     212,457
                                                 ===========  ==========

Supplemental disclosures of cash flow:
  Interest paid                                  $    2,498       5,048
                                                 ===========  ==========

The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


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

The condensed balance sheet as of March 31, 2004, the condensed statements of operations for the six months and three months ended March 31, 2004 and 2003, the condensed statement of stockholders' equity for the six months ended March 31, 2004 and the condensed statements of cash flows for the six months ended March 31, 2004 and 2003 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and for all periods presented have been made.

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

Certain amounts reported in the prior period financial statements have been reclassified to conform with the 2004 presentation.


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

                                CLX ENERGY, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


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

Basic income (loss) per share of common stock is computed based on the average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options that are dilutive (no options were dilutive for the periods ending March 31, 2003). Stock options are not considered in the diluted EPS calculation for those periods with net losses, as the impact of the potential common shares (250,000 shares at March 31, 2004) would be to decrease loss per share.


Note D - Income Taxes

Benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.


Note E - Asset Retirement Obligations

Asset retirement obligations increased by $640 to $18,770 for accretion expense for the six months ended March 31, 2004 which amount is included in depreciation and depletion. No liabilities were incurred or settled during the six months ended March 31, 2004 or the six months ended March 31, 2003. Accretion expense for the six months and three months ended March 31, 2004 was insignificant.

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


Liquidity, Capital Resources and Commitments


The Company's current assets exceed its current liabilities by $4,798. The Company believes that current assets and projected cash flow from oil and gas sales, based on current prices, should be adequate to cover the fixed costs of the Company for the fiscal year ended September 30, 2004, including servicing the bank debt.

The Company's projected payments on bank debt and asset retirement obligations as of March 31, 2004 are as follows:

                            Less than  1 to 2  3 to 5  More than
                   Total    one year   years   years    5 years
                  --------  ---------  ------  ------  ---------
Bank debt         $111,857    111,857       -       -          -
Asset retirement
  Obligations       18,770          -     818   6,504     11,448
                  --------  ---------  ------  ------  ---------
    Totals        $130,627    111,857     818   6,504     11,448
                  ========  =========  ======  ======  =========

The Company continues to evaluate additional offers from other entities to buy the Company or its oil and gas properties.

Analysis of Results of Operations:

Oil and gas sales decreased for the six months and three months ended March 31, 2004 compared to the six months and three months ended March 31, 2003 primarily as a result of declining oil and gas production.

Management fees for the six months and three months ended March 31, 2004 increased over the prior year periods primarily due to an increase in fees charged in managing properties for a partnership.

Lease operating expenses and production taxes decreased for the six months ended March 31, 2004 compared to the six months ended March 31, 2003 due to a reduction in taxes as a result of lower oil and gas sales. Dry hole expense increased as a result of costs incurred in drilling two dry holes during the three months ended March 31, 2004. Depreciation and depletion decreased as a result of the decrease in oil and gas production, higher estimated reserves on certain wells and the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2003. General and administrative expenses increased primarily as a result of professional fees incurred in evaluating offers from entities attempting to buy the Company or its oil and gas properties, and bad debts incurred as operator of oil and gas properties.

During the six months and three months ended March 31, 2004 the Company sold part of its interest in certain undeveloped leases resulting gains on sale of assets. There were no sales in the prior year periods. Interest income increased as a result of interest being charged on past due receivables. Interest expense decreased primarily as a result of a reduction in the average amount of debt outstanding.

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

                                 CLX ENERGY, INC.
                                 (REGISTRANT)

Date:  May 12, 2004                   By:  /s/ E. J. Henderson
                                      ------------------------
                                      By:  E. J. Henderson
                                           President and Chief Financial Officer