Form 10QSB
period 2004-06-30
CLX ENERGY INC
filed 2004-08-12
CIK 317438

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(Mark  One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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


43180  Business  Park  Dr.,  Suite  202,  Temecula,  CA               92590
  (Address  of  principal  executive  offices)                     (Zip  Code)


Registrant's telephone number, including area code: (909) 587-9100

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

As of August 10, 2004, there were 2,631,936 shares of the Registrant's sole class of Common Stock outstanding.


Transitional  Small  Business  Disclosure  Format    Yes    No   X
                                                        ---     ---

                                CLX ENERGY, INC.
                                      INDEX


PART I  -  FINANCIAL  INFORMATION


ITEM 1.  FINANCIAL  STATEMENTS

     Independent  Accountants'  Report                                         3

     Condensed  Balance  Sheet
      June  30,  2004                                                          4

     Condensed  Statements  of  Operations
      Nine  Months  and  Three  Months  Ended June 30, 2004 and 2003           5

     Condensed  Statement  of  Stockholders'  Equity
      Nine  Months  Ended  June  30,  2004                                     6

     Condensed  Statements  of  Cash  Flows
      Nine  Months  Ended  June  30,  2004 and 2003                            7

     Notes  to  Condensed  Financial  Statements
      Nine  Months  Ended  June  30,  2004 and 2003                            8

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS                              10


PART II  -  OTHER  INFORMATION                                                12

                         INDEPENDENT ACCOUNTANTS' REPORT


Board  of  Directors
CLX  Energy,  Inc.

We have reviewed the accompanying condensed balance sheet of CLX Energy, Inc. as of June 30, 2004, the related condensed statements of operations for the nine-month and three-month periods ended June 30, 2004 and 2003, condensed statement of stockholders' equity for the nine-month period ended June 30, 2004, and condensed statement of cash flows for the nine-month periods ended June 30, 2004 and 2003. These condensed financial statements are the responsibility of the Company's management.

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


EASTON  AND  BARSCH
Certified  Public  Accountants
Lakewood,  Colorado


August  12,  2004

                                CLX ENERGY, INC.
                             Condensed Balance Sheet
                                  June 30, 2004
                                   (Unaudited)


              Assets
              ------

Current assets:
   Cash                                                       $ 183,038
   Accounts receivable:
     Trade                                                      105,245
     Oil and gas sales                                          132,744
   Prepaid expenses                                               3,638
                                                              ----------
          Total current assets                                  424,665
                                                              ----------
Property and equipment, at cost:
   Oil and gas properties (successful
     effort method):
       Proved                                                   847,143
       Unproved                                                  11,298
   Office equipment                                              16,353
                                                              ----------
                                                                874,794
       Less accumulated depreciation
         and depletion                                         (702,529)
                                                              ----------
   Property and equipment, net                                  172,265
Other assets - oil and gas bond deposit                          28,769
                                                              ----------
                                                              $ 625,699
                                                              ==========

     Liabilities and Stockholders' Equity
     ------------------------------------
Current liabilities:
   Accounts payable:
     Trade                                                    $ 142,039
     Joint interest owner advances                                5,418
     Oil and gas sales                                          168,497
     Bank debt                                                   97,857
                                                              ----------
          Total current liabilities                             413,811
                                                              ----------
Other long-term liabilities:
   Asset retirement obligations                                  19,090
Stockholders' equity:
   Preferred stock, $.01 par value,
      2,000,000 shares authorized,
      600,000 shares designated Series A
      $.06 cumulative convertible - no
      shares outstanding                                              -
   Common stock, $.01 par value,
      50,000,000 shares authorized,
      2,631,936 shares issued and
      outstanding                                                26,319
   Additional paid-in capital                                   846,941
   Accumulated deficit                                         (680,462)
                                                              ----------
          Net stockholders' equity                              192,798
                                                              ----------
                                                              $ 625,699
                                                              ==========


The accompanying notes are an integral part of these condensed financial statements.

                                          CLX ENERGY, INC.
                                 Condensed Statements of Operations
                      Nine Months and Three Months Ended June 30, 2004 and 2003
                                             (Unaudited)


                                                  Nine Months Ended             Three Months Ended
                                                      June 30,                       June 30,
                                    ----------------------------------------  ----------------------

                                           2004                 2003             2004        2003
                                    -------------------  -------------------  ----------  ----------
Revenues:
   Oil and gas sales                $          231,129              270,917      81,372      91,022
   Management fees                              55,298               45,645      18,305      18,272
                                    -------------------  -------------------  ----------  ----------
     Total revenue                             286,427              316,562      99,677     109,294
                                    -------------------  -------------------  ----------  ----------

Operating expenses:
   Lease operating and
    production taxes                           101,909              107,560      39,447      37,490
   Lease rentals                                   884                  196           -         128
   Dry holes and abandoned leases               36,954               10,343       4,819          75
   Depreciation and depletion                   19,630               38,263       5,451      11,971
   General and administrative                  154,211              117,818      44,518      33,179
                                    -------------------  -------------------  ----------  ----------
     Total operating costs and
      expenses                                 313,588              274,180      94,235      82,843
                                    -------------------  -------------------  ----------  ----------

     Operating income (loss)                  ( 27,161)              42,382       5,442      26,451
                                    -------------------  -------------------  ----------  ----------

Other income (expenses):
   Gain on sale of assets                       11,114                5,765           -       5,765
   Interest income                               3,329                3,080         773         908
   Interest expense                           (  4,162)            (  7,225)   (  1,664)   (  2,177)
                                    -------------------  -------------------  ----------  ----------
     Other income (expenses)                    10,281                1,620    (    891)      4,496
                                    -------------------  -------------------  ----------  ----------

Net income (loss)                   $         ( 16,880)              44,002       4,551      30,947
                                    ===================  ===================  ==========  ==========

Net income (loss) per
 common share:
   Basic                            $         (    .01)                 .02         .00         .01
                                    ===================  ===================  ==========  ==========
   Diluted                          $         (    .01)                 .02         .00         .01
                                    ===================  ===================  ==========  ==========

Weighted average number of
   common shares outstanding:
     Basic                                   2,631,936            2,631,936   2,631,936   2,631,936
                                    ===================  ===================  ==========  ==========
     Diluted                                 2,631,936            2,631,936   2,631,936   2,631,936
                                    ===================  ===================  ==========  ==========

The  accompanying  notes  are  an  integral  part of these financial statements.

                                CLX ENERGY, INC.
                   Condensed Statement of Stockholders' Equity
                         Six Months Ended June 30, 2004
                                   (Unaudited)


                                           Additional
                          Common Stock       Paid-in   Accumulated
                      Shares      Amount     Capital     Deficit
                   ------------  --------  -----------  ---------
Balances,
  October 1, 2003     2,631,936  $ 26,319      846,941  (663,582)

Net income                    -         -            -  ( 16,880)
                   ------------  --------  -----------  ---------
Balances,
  June 30, 2004       2,631,936  $ 26,319      846,941  (680,462)
                   ============  ========  ===========  =========


The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                       Condensed Statements of Cash Flows
                    Nine Months Ended June 30, 2004 and 2003
                                   (Unaudited)


                                                        Nine Months Ended
                                                             June 30,
                                                 ------------------------------
                                                        2004            2003
                                                 -------------------  ---------
Cash flows from operating activities:
 Net income (loss)                               $         ( 16,880)    44,002
                                                 -------------------  ---------
 Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and depletion                               19,630     38,263
    Abandoned leases                                         15,918          -
    Gain on sale of assets                                 ( 11,114)  (  5,765)
    (Increase) decrease in accounts receivable             ( 83,780)  ( 25,563)
    (Increase) decrease in prepaid expense                      523   (  2,097)
    Increase in accounts payable                             60,066   ( 41,529)
                                                 -------------------  ---------

      Total adjustments                                       1,243   ( 36,691)
                                                 -------------------  ---------
        Net cash provided by (used in)
          operating activities                             ( 15,637)     7,311
                                                 -------------------  ---------

Cash flows from investing activities:
 Proceeds from sale of property and equipment                25,905      7,160
 Purchase of property and equipment                        (  5,790)  ( 20,758)
 Addition to other assets                                  (    118)  (    604)
                                                 -------------------  ---------
      Net cash provided by (used in)
        investing activities                                 19,997   ( 14,202)
                                                 -------------------  ---------

Cash flows from financing activities:
 Reductions to long-term debt                              ( 49,000)  ( 75,000)
                                                 -------------------  ---------
      Net cash used in
        financing activities                               ( 49,000)  ( 75,000)
                                                 -------------------  ---------

      Net increase (decrease) in cash                      ( 44,640)  ( 81,891)

Cash, beginning of period                                   227,678    314,065
                                                 -------------------  ---------

Cash, end of period                              $          183,038    232,174
                                                 ===================  =========

Supplemental disclosures of cash flow:
  Interest paid                                  $            4,162      7,225
                                                 ===================  =========


The accompanying notes are an integral part of these condensed financial statements.

                                CLX ENERGY, INC.
                     Notes to Condensed Financial Statements
                    Nine months ended June 30, 2004 and 2003
                                   (Unaudited)


Note A - Basis of Presentation (See Note B for Change in Control and Proposed Transition in Business Strategy)

The Company is engaged in the oil and gas business which consists of acquiring, exploring, developing, selling and operating oil and gas properties. The Company's oil and gas activities are subject to existing Federal, state and local environmental laws, rules and regulations. All of the Company's activities are in the United States, primarily Colorado, Kansas, Oklahoma and Wyoming.

The condensed balance sheet as of June 30, 2004, the condensed statements of operations for the nine months and three months ended June 30, 2004 and 2003, the condensed statement of stockholders' equity for the nine months ended June 30, 2004 and the condensed statements of cash flows for the nine months ended June 30, 2004 and 2003 have been prepared by the Company without audit. The preparation of financial statements requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and for all periods presented have been made.

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


Note B  -  Change  in  Control  and  Proposed  Transition  in  Business Strategy

At a May 24, 2004 meeting of the Company's Board of Directors, the Directors approved a change in the Company's Officers and Board of Directors.

The Company plans to undergo a transition in business strategy. The plan includes establishing a wholly owned subsidiary of the Company (CLX Oil and Gas, LLC) which will be sold to prior management in exchange for their stock positions. The Company then intends to operate as a holding company, seeking to acquire interests in private and public companies across a spectrum of industries. The plan is subject to certain contingencies including shareholder approval.

                                CLX ENERGY, INC.
                     Notes to Condensed Financial Statements
                    Nine months ended June 30, 2004 and 2003
                                   (Unaudited)

Note C - Use of estimates

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


Note D - Net income (loss) per common share

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

Basic income (loss) per share of common stock is computed based on the average number of common shares outstanding during the period. Diluted EPS includes the potential conversion of stock options that are dilutive (no options were dilutive for the periods ending June 30, 2003). Stock options are not considered in the diluted EPS calculation for those periods with net losses, as the impact of the potential common shares (250,000 shares at June 30, 2004) would be to decrease loss per share.


Note E - Income Taxes

Benefit relating to the net operating loss carryforward has not been reflected as a net deferred tax asset because the limited carryover period combined with the history of losses of the Company make it more likely than not that the net operating losses will not be utilized by the Company prior to their expiration.


Note F - Asset Retirement Obligations

Asset retirement obligations increased by $960 to $19,090 for accretion expense for the nine months ended June 30, 2004 which amount is included in depreciation and depletion. No liabilities were incurred or settled during the nine months ended June 30, 2004 or the nine months ended June 30, 2003. Accretion expense for the nine months and three months ended June 30, 2004 was insignificant.

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


Liquidity, Capital Resources and Commitments


At June 30, 2004, the Company's current assets exceed its current liabilities by $10,854. The Company believes that current assets and projected cash flow from oil and gas sales, based on current prices, should be adequate to cover the fixed costs of the Company for the fiscal year ended September 30, 2004, including servicing the bank debt.

The Company's projected payments on bank debt and asset retirement obligations as of June 30, 2004 are as follows:

                                        Less than  1 to 2   3 to 5   More than
                                 Total   one year  years    years    5 years
                              ----------  ------  ------  ---------  ------
   Bank debt                  $   97,857  97,857       -          -       -
   Asset retirement
     Obligations                  19,090       -     832      6,615  11,643
                              ----------  ------  ------  ---------  ------
       Totals                 $  116,947  97,857     832      6,615  11,643
                              ==========  ======  ======  =========  ======

At a May 24, 2004 meeting of the Company's Board of Directors, the Directors approved a change in the Company's Officers and Board of Directors.

The Company plans to undergo a transition in business strategy. The plan includes establishing a wholly owned subsidiary of the Company (CLX Oil and Gas, LLC) which will be sold to prior management in exchange for their stock positions. The Company then intends to operate as a holding company, seeking to acquire interests in private and public companies across a spectrum of industries. The plan is subject to certain contingencies including shareholder approval.

Analysis of Results of Operations:

Oil and gas sales decreased for the nine months and three months ended June 30, 2004 compared to the nine months and three months ended June 30, 2003 primarily as a result of declining oil and gas production.

Management fees for the nine months ended June 30, 2004 increased over the prior year period primarily due to an increase in fees charged in managing properties for a partnership.

Lease operating expenses and production taxes decreased for the nine months ended June 30, 2004 compared to the nine months ended June 30, 2003 due to a reduction in taxes as a result of lower oil and gas sales offset by higher workover costs on certain wells. Lease operating expenses and production taxes increased for the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to higher workover costs on certain wells offset by lower production taxes as a result of declining oil and gas sales. Dry hole expense increased as a result of costs incurred in drilling two dry holes during the nine months ended June 30, 2004. Depreciation and depletion decreased as a result of the decrease in oil and gas production, higher estimated reserves on certain wells and the lower carrying value of the oil and gas properties due to the impairment provision in the fiscal year ended September 30, 2003. General and administrative expenses increased primarily as a result of professional fees incurred in evaluating offers from entities attempting to buy the Company or its oil and gas properties, and bad debts incurred as operator of oil and gas properties.

During the nine months ended June 30, 2004 the Company sold part of its interest in certain undeveloped leases resulting in gains of $11,114 on sale of assets compared to gains of $5,765 in the prior year periods. Interest expense decreased primarily as a result of a reduction in the average amount of debt outstanding.

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


Item 6.  Exhibits  and  Reports  on  Form  8-K.
          (a)  Exhibits
               Exhibit 11. Statement of Computation of Earnings (Loss) Per Share

               Exhibit 31. Certification pursuant to Section 302 of the Sarbanes-Oxley Act

               Exhibit 32. Certification pursuant to Section 906 of the Sarbanes-Oxley Act

           (b) Reports  on  Form  8-K
               In a Form 8-K dated May 25, 2004 The Company announced a Change in Control of Registrant and plans to undergo a transition in business strategy.

                                   Signatures

Pursuant to the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 CLX  ENERGY,  INC.
                                 (Registrant)



Date:  August  12,  2004                By:  /s/  Shane  H.  Traveller
                                        ------------------------------
                                           Shane  H.  Traveller
                                           Chief  Executive  Officer  and
                                           Chief  Financial  Officer




                                   By:  /s/  E.  J.  Henderson
                                   ---------------------------
                                           E.  J.  Henderson
                                           President