Form 10-K
period 2004-09-30
CLX ENERGY INC
filed 2005-01-14
CIK 317438

United States SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2004

Commission File Number 0-9392 CLX Investment Company, Inc. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

43180 Business Park Dr., Suite 202 Temecula, CA 92590
(Address of principal executive offices)
(951) 587-9100 (Issuers telephone number, including area code) CLX Energy, Inc. 518 17th Street, Suite 745, Denver, CO 80202 (Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(g) of the Exchange Act:
None

Common Stock, $0.01 par value
(Title of Class)

    Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ] No [X]

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as September 30, 2004 was $.35, based on the last sale price of $0.35 as reported on the bulletin board.

    The Registrant had 1,797,634 shares of common stock, $0.01 par value, outstanding as of December 29, 2004

CLX Investment Company, Inc.
(formerly CLX Energy, Inc.)

PART I

Forward Looking Statements

 This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this documents and in all if its communications to shareholders and others, on managements projections, estimates and all other communications. Statements that are based on managements projections, estimates and assumptions are forward-looking statements, the words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company's actual results and could cause its actual results to differ materially from this expressed in any forward-looking statements made by, or on behalf, of the Company.

ITEM 1. DESCRIPTION OF BUSINESS

    CLX Investment Company, Inc. ("the Company" or "CLXN") was incorporated under the laws of Colorado under the name of Calvin Exploration Company, Inc. on December 12, 1977 to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's Oil and gas activities concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Up until this year the Company has engaged in only one industry segment and line of business, namely the acquisition, exploration, development and operation of oil and gas properties for its own account.

    On May 24, 2004 the company appointed new management and moved its headquarters to Temecula, CA. At the same time the Company formed CLX Oil & Gas, LLC a wholly owned subsidiary of CLX Energy, Inc. and transferred all of the oil and gas operations of the Company (including the assets and liabilities pertaining to such operations) into CLX Oil & Gas, LLC. On September 1, 2004 the Company sold 100% of its interest in CLX Oil & Gas, LLC to certain shareholders of the Company in exchange for shares of CLX Energy, Inc. The Board of Directors approved the "Securities purchase and Sale Agreement" and also obtained a fairness opinion from Lehrer Financial and Economic Advisory Service indicating that the Securities Purchase and Sale Agreement was a fair and equitable exchange. All Gas and Oil operations are being reported as discontinued operations in the accompanying financial reports.

    On September 13, 2004 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million. On September 1, 2004 the Company changes it's name to CLX Investment Company, Inc. to properly reflect the nature of its business.

    There were no portfolio companies at the fiscal year ending September 30, 2004. Subsequently, on December 6, 2004 the company entered into an agreement to acquire 40% of eStrategy Solutions, Inc. a four-year-old e-learning and cost recovery solutions company, in exchange for $60,000 and an agreement to provide an operating line of credit. eStrategy Solutions, Inc is the Company's only portfolio investment at this time.

Investment Strategy

    CLX Investments Company, Inc. intends to make strategic investments in cash-flow positive companies with perceived growth potential. The Investment Committee has adopted a charter wherein these two criteria will be weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where the Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company, or exert some other management control.

    As a Business Development Company, the Company is required to have at least 70% of its assets in "eligible portfolio companies." It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

    The Company presently has one portfolio investment: eStrategy Solutions, Inc., a Texas corporation specializing in the development, and marketing of e-learning software solutions. The Company owns 40% of the common stock of eStrategy Solutions, Inc., which it acquired in exchange for cash and an open line of credit. The investment in strategy Solutions, Inc. occurred subsequent to September 30, 2004, and is therefore omitted from the accompanying financial statements.

Employees

    Exclusive of eStrategy Solutions Inc., CLX Investment Company, Inc. presently has no employees who serve in administrative positions. Management has entered into an agreement with Javelin Advisory Group to provide administrative support for a monthly fee of $12,500. In this way overhead costs are kept at a minimum while still being able have a very talented administrative staff as part of the management team.

ITEM 2. DESCRIPTION OF PROPERTY

    The Company uses 2,337 square feet in Temecula, CA, on a month-to-month basis as part of its management contract with Javelin Advisory Group.

    Management believes that its facilities are adequate for its present business.

ITEM 3. LEGAL PROCEEDINGS

    CLX Investment Company, Inc. is not a party to any material pending legal proceedings and no such actions by, or to the best of its knowledge, against CLX Investment Company, Inc. has been threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    A special meeting of shareholders of CLX Investments Company, Inc. was held on August 30, 2004 where the following actions were taken by a majority vote of shareholders:

1. The Company's Articles of Incorporation were amended:

a. To authorize 2,000,000,000 shares of capital stock of the company, of which 1,980,000,000 with a par value of $.01 will relate to common stock, and 20,000,000 with a par value of $.01 will relate to preferred stock, subject to further designation by the Board of Directors of the Company.

b. To change the name of the corporation to CLX Investment Company, Inc.

c. To permit action upon the written consent of less than all shareholders of the Company.

d. To authorize the Company's Board of Directors, without the consent of the stockholders of the corporation, to adopt any recapitalization affecting the outstanding shares of capital stock of the corporation by effecting a forward or reverse split of all of the outstanding shares of any class of capital stock of the corporation, with appropriate adjustments to the corporation's capital accounts, provided that the recapitalization does not require any amendment to the Articles of Incorporation of the corporation.

2. To approve the Company's sale of CLX Oil & Gas, LLC, a wholly-owned subsidiary of the Company, to certain shareholders of the Company.

3. To approve the Company's changing its state of incorporation from Colorado to Nevada.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

    The Company's Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol "CLXN". The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter since July 2003 through September 30, 2004, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
9/30/2003	1.78	1.40	1.50
12/31/2003	1.70	0.55	0.75
3/31/2004	2.30	0.20	0.37
6/30/2004	0.39	0.16	0.16
9/30/2004	0.19	0.015	0.015

Holders of record

    As of September 30, 2004 there were approximately 441 holders of record of the Company's common stock. There were 1,197,634 shares outstanding with a par value of $.01.

Dividends

    The Company has never paid a cash dividend on its common stock. Payment of dividends is at the discretion of the Board of Directors. The Board of Directors plans to retain earnings, if any, for operations and does not intend to pay dividends in the foreseeable future.

Recent Sales of Unregistered Securities
    Except as otherwise noted, the securities described in this Item 5 were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933. Each such issuance was made pursuant to individual contracts, which are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about the Company to make an informed investment decision. Among the information provided was the fact that the securities issued were restricted securities. No commissions were paid in connection with the transactions described below unless specifically noted.

    The Sale of the Oil & Gas, LLC resulted in the cancellation of 1,592,836 shares and 159,284 shares being reissued. The 1,592,836 shares were cancelled on October 5, 2004 and the 159,284 shares were issued on October 7, 2004.

    Between July 7, 2004 and December 15, 2004 the company issued convertible debentures in the amount of $150,000.00. All debentures are due within six months of issue and carry a rate of interest of eight percent (8%) per year on the unpaid principal. The holders of the debentures are entitled, at their option, to convert the principal amount of these debentures plus accrued interest into shares of the Company's common stock at a price per share equal to a 50% discount to current market. In the event of bankruptcy all debentures convert to shares of common stock.

    Between October 7, 2004 and December 29, 2004 the company issued 600,000 shares of common stock upon the conversion of $6,000.00 of these convertible debentures. The stock was issued under a regulation E exemption. These debentures were converted at $0.01. If the remaining debentures were issued at the same $0.01 it would result in the issuance of an additional 14,400,000 shares of common stock further diluting stockholders positions.

    As of December 29, 2004 CLX Investment Company, Inc had 1,797,634 shares of common stock outstanding.

ITEM 6. MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following information should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Plan of Operation

    On September 13, 2004 the Company's Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940. As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

    As part of the over all acquisition and finance plan, the Board of Directors authorized management to file Form 1-E with the Commission notifying of its intent to sell up to $5 million of the Company's common stock under a Regulation E exemption.
CLX Investment Company, Inc. presently has one portfolio investment, eStrategy Solutions, Inc, which was acquired subsequent to September 30, 2004.

    No additional portfolio investments were made this past year. Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.

    The only commitment of material value is a commitment to provide a $250,000 line of credit to eStrategy Solutions, Inc.

    In October of 2004 CLX Investment Company, Inc. signed a management contract with Javelin Advisory Group to provide administrative services. Javelin will provide services such as portfolio management, accounting, public relations, and various other administrative functions as well as office space. This service will provide a talented pool of personnel at very reduced price compared to hiring that same talent on an individual basis.

Liquidity and Capital Resources

    The Company's financial statements present an impairment in terms of liquidity. As of September 30, 2004 the Company had $130,000 in current assets and the Company's total liabilities exceeded total assets by approximately $22,500. During the fiscal year, ending September 30, 2004, The Oil and Gas operation was spun off and is being reported on the financials as discontinued operations. In the year ended September 30, 2003, which is being reported as discontinued operations, the company reported that current assets exceeded current liabilities by approximately $46,000. The Company has accumulated $697,962 of net operating losses through September 30, 2004, which may used to reduce taxes in future years through 2022. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry-forwards. The potential tax benefit of the net operating loss carry-forwards have been offset by a valuation allowance of the same amount. Under continuing operations the Company has not yet established revenues to cover its operating costs. Management believes that the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries. In the event the Company is unable to do so, and if suitable financing is unavailable, there is substantial doubt about the Company's ability to continue as a going concern.

Results of Operations

For the year ended September 30, 2004 the Company had a net loss of $22,500 for its continuing operations.   The discontinued operations  had a net profit of $55,625 for year ended September 30, 2003 and a net loss of $368,855 for year ended September 30, 2002.

Under its continuing operations, focus and effort is being placed on the acquisition of operating companies that meet the criteria as set forth by the investment Committee of the Company.

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations. You should carefully consider the risks and uncertainties described below and the other information in this filing before deciding to purchase our common stock. If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed. In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Will Need to Raise Additional Capital to Finance Operations

Past operations have relied on monies generated from profits as well as external financing to fund our operations. However, We will need to rely entirely on external financing for the next year to raise additional capital to fund our anticipated operating expenses and future expansion. Among other things, external financing will be required to cover our operating costs. We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms. The sale of our common stock to raise capital may cause dilution to our existing shareholders. Our inability to obtain adequate financing will result in the need to curtail business operations. Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our September 30, 2004 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages. Our ability to continue as a going concern will be determined by our ability to obtain additional funding. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering, there has been a limited public market for our common stock and there can be no assurance that an active trading market for our common stock will develop. As a result, this could adversely affect our shareholders' ability to sell our common stock in short time periods, or possibly at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain for the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given that the market for such securities is often limited, the stocks are more volatile, and the risk to investors are greater. These factors may reduce the potential market for our common stock by reducing the number of potential investors. This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of them. This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends, in significant part, on the continued services of Shane Traveller our Chief Executive. We cannot assure you that we would be able to find an appropriate replacement for key personnel. Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan. We have no employment agreements or life insurance on Mr. Traveller.

California Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of California law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company. As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors have the ability to appoint a majority to the Board of Directors. Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, and appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. The interests of these board members may differ from the interests of the other stockholders.

RISKS RELATED TO OUR OPERATION AS A
BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

 Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must not meet, nor the industries in which those investment companies must operate. We may make investments without shareholder approval and such investments may deviate significantly from our historic operations. Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments into qualified companies that will provide the greatest overall return on our investment. However, certain of those investments may fail, in which case we will not receive any return on our investment. In addition, our investments may not generate income, either in the immediate future, or at all. As a result, we may have to sell additional stock, or borrow money, to cover our operating expenses. The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 8, 2004 The Board of Directors of CLX Investment Company, Inc. engaged HJ & Associates, LLC as its independent auditors. The former auditors, Easton and Barsch, have discontinued doing audits for public companies.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The executive officers and directors of the Company as of December 15, 2004 are as follows:

Name Age Position

Name	Age	Position
Shane Traveller	38	CEO, CFO and Chairman
Steve Peacock	59	Secretary, COO
Robert McCoy	62	Director
Arthur Stone	61	Director

The business experience of each of the persons listed above is as follows:

Shane Traveller, CEO, CFO, Chairman. Mr. Traveller brings an extensive background in service to public companies both as an independent auditor, then later as an officer and director. He is a licensed CPA and sits on the board of directors of a number of other public companies where he serves as chairman of the audit committee. From 1998 though 2001, Mr. Traveller served the Chief Financial Officer of Trimedyne, Inc., a NASDAQ NMS-listed medical device company. In 2002, he was named President and COO where he oversaw all operations, product development and manufacturing in addition to financial reporting, investor relations, and information systems for all aspects of the company's operations. In 2003, Mr. Traveller left Trimednye to become a partner with Javelin Holdings, Inc. With a company he co-founded prior to joining Trimedyne, Mr. Traveller established supply channels in Eastern Europe, negotiated a letter of intent and subsequent joint venture agreement with a Russian supplier, and oversaw the market release of five new products. He raised seed capital and set up the production facility, and internal accounting controls. As a consultant and independent auditor, Mr. Traveller has been closely involved in the development and implementation of internal controls, management of staff, preparation and filing of countless financial statements and SEC filings. He has led clients through IPO's and secondary offerings, private placements, mergers and acquisitions, and conversions to a Business Development Company under the Investment Act of 1940.
Steve Peacock, Secretary, COO - Mr. Peacock has fifteen years of experience in seeking out and identifying emerging growth investment opportunities, both startup companies and work out assignments and is skilled at analyzing management structure and setting up programs for raising capital. He has working knowledge of taking companies through the process of becoming publicly traded, as well as assistance with strategic planning, corporate communications including shareholder relations and internet marketing as well as an extensive background in SEC requirements and filings utilizing broad network of legal, accounting, insurance, Internet technology and public relations affiliates. In addition to his work with and in publicly traded companies, Mr. Peacock has a background in the real estate development industry in all phases of minor league professional sports development, primarily soccer, in both American and European venues and has owned and operated minor league professional soccer franchises in Orange County, Riverside and San Francisco, CA. Mr. Peacock has an extensive operating knowledge of the Business Development Company process, having operated the first BDC on the west coast from 1998 to 2000. During that period, he was directly responsible for raising approximately $8M under Regulation E, creating market liquidity for the company's stock and building the company's investor base from 250 to over 4,000 shareholders.
Robert McCoy, Director - Mr. McCoy is an experienced senior executive. As president of Marquis Elevator, Inc. from 1975 to 1990, he built and then later sold the largest independent elevator company in Nevada. Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas Nevada from 1990 to 1996. Since 1996, Mr. McCoy has served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area. Mr. McCoy is a graduate of the University of Tennessee.

Arthur Stone, Director - Mr. Stone is a seasoned entrepreneur and business executive with a strong background in product engineering and development. He is presently the President and Chief Executive Officer of Stone Technologies Corporation in Austin, Texas, a position he has held since 1991. Stone Technologies develops, engineers and brings to market new products in the security and RF data transmission industries. Prior to entering the business field, Mr. Stone served six years in law enforcement. He has a degree in electrical engineering from the University of Texas.

Meetings

    During the year ended September 30, 2004 the Board of Directors met on seven occasions. Each incumbent Director attended at least 75% of the total number of meetings of the Board of Directors.

Compensation Of Directors

    Subsequent to September 30, 2004 the Company entered into an agreement with our independent directors to have each be compensated $1,000 each per month for services provided as a Director. Our independent directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth the annual and long-term compensation for services in all capacities for the year ended September 30, 2004 paid to Shane Traveller, our Chief Executive Officer for the fiscal 2004. No other executive officers received compensation exceeding $100,000 during the year ended September 30, 2004.

Summary Compensation Table

	Annual Compensation				Long Term Compensation

					Awards

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation

Shane Traveller	2004	$-0-	$-0-	$-0-	--	--	--

Employment Agreements

    The Company does not currently have any employment agreements in place. It does have a management contract in place with Javelin Advisory Group for administrative services. The contract is for thirty six months at $12,500 per month and includes all management and administrative costs. This service will provide all administrative and public relations functions and will eliminate all other overhead and fixed costs associated with administrative personnel.

Indemnification

    As permitted by the provisions of the General Corporation Law of the State of Colorado, the Company has the power to indemnify any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil, criminal, administrative or investigative, by reason of the fact that the person is or was a director, officer, employee or agent of the corporation if such officer or director acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company. Any such person may be indemnified against expenses, including attorneys' fees, judgments, fines and settlements in defense of any action, suit or proceeding. The Company does not maintain directors and officers liability insurance.

Compliance With Section 16(a) of the Securities Act of 1934

    Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange commission initial reports of ownership and reports of changes in ownership of Common Stock and other of our equity securities. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To our knowledge, none of the officers and directors of the company have filed the required reports with respect to our stock.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth information, to the best knowledge of the Company, as of September 30, 2004 with respect to each person known by CLX Investment Company, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.
Name and Address(1) --------------------------	Title of Class ---------------------	Amount Owned -------------------------	Percentage of Class (2) ----------------
Shane Traveller Director	Common	-0-	N/A

Robert McCoy Director	Common	-0-	N/A

Arthur Stone Director	Common	-0-	N/A

Steve Peacock Director	Common	-0-	N/A

All Directors and Officers as a group	Common	-0-	N/A

(1) Unless indicated otherwise, the address for each of the above listed is c/o CLX Investment Company, Inc at 43180 Business Park Dr., Suite 202, Temecula, CA 92590.

(2) The above percentages are based on 1,797,634 outstanding shares of common as of December 29, 2004.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The Company's officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company's minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company's officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

    Subsequent to September 30, 2004 the Company entered in to an agreement with a related party to provide management and administrative services for $12,500 per month.

ITEM 13. CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

    Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 14. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)(2) Financial Statements. See index to financial statements and supporting schedules.

(a)(3) Exhibits.

The following exhibits are filed as part of this statement:

    The exhibits listed below are required by Item 601 of Regulation S-B. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.
4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed.
99.1	CEO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
99.2	CFO Certification Pursuant to 18 USC, Section 1350, as Adopted Pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

(b) Reports on Form 8-K
Form 8-K filed on May 25, 2004 in which the Company announced the resignation of three of the four members of the Board of Directors and the appointment of two new members of the Board of Directors. The Company also announced the resignation of the Chief Executive Officer as well as the resignation of Secretary and Treasurer of the Company and the appointment of new Officers by the Board of Directors to take their place. These changes were made in accordance with a Securities Purchase and Sale Agreement approved on the 24th day of May 2004. This agreement provides for a plan to transition the business of CLX from that of engaging in the oil and gas business to a small business investment company subject to the Investment Company act of 1940.

Form 8-K filed on December 7, 2004 in which the Company notified the SEC that the Board of Directors had accepted the resignation of two of the three members of the Board of Directors and appointed to two new ones to take their place. The new directors are independent, non-affiliates of the Company and have agreed to one-year contracts to serve on the Company's Board.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

    The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2004 were approximately $4,500. The prior auditors fees for professional services for the review of financial statements were $1,339.00 for the fiscal 2004. The prior auditors fees for the reviews and audits of the financial statements for 2003 and 2002 were $9,292 and $8,453 respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2004 and 2003 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 12, 2005	CLX Investment Company, Inc. By:/s/ Shane H. Traveller Shane H. Traveller Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Shane H. Traveller Shane H. Traveller	Director	January 12, 2005
/s/ Robert McCoy Robert McCoy	Director	January 12, 2005
/s/ Arthur Stone Arthur Stone	Director	January 12, 2005

CLX Investment Company, Inc.
a Colorado Corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Shane H. Traveller, certify that:

1. I have reviewed this annual report on Form 10-K of CLX Investment Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 12, 2005

/S/ Shane H. Traveller
Shane H. Traveller
Chief Executive Officer

 CLX Investment Company, Inc.
a Colorado Corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Shane H. Traveller, certify that:

1. I have reviewed this annual report on Form 10-K of CLX Investment Company, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 12, 2005

/S/ Shane H. Traveller
Shane H. Traveller
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Executive Officer of CLX Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 12, 2005

/S/Shane H. Traveller
Shane H. Traveller
CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Section 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Financial Officer of CLX Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Annual Report on Form 10-K of the Company for the fiscal year ended June 30, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 12, 2005

/S/Shane H. Traveller
Shane H. Traveller
CHIEF FINANCIAL OFFICER

CLX INVESTMENT COMPANY, INC.
(formerly CLX Energy, Inc.)

FINANCIAL STATEMENTS
September 30, 2004 and 2003

C O N T E N T S

Report of Independent Registered Public Accounting Firm ......................	F 2
Independent Auditors' Report ..................................................................	F 3
Balance Sheet .................................................................................................	F 4 & F 5
Statement of Operations...............................................................................	F 6
Statements of Stockholders' Equity (Deficit) ...................................................	F 7
Statements of Cash Flows..............................................................................	F 8
Notes to the Financial Statements................................................................	F 9 - F 23

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
CLX Investment Company, Inc.
(formerly CLX Energy, Inc.)
Temecula, CA

We have audited the accompanying balance sheet of CLX Investment Company, Inc. (formerly CLX Energy, Inc.) (the Company) as of September 30, 2004 and the related statement of operations, stockholders' equity (deficit) and cash flows for the years ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2004 and the results of its operations and its cash flows for the year ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements, the Company has no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP
Salt Lake City, Utah

January 6, 2005

EASTON AND BARSCH
Certified Public Accountants
8790 West Colfax Ave, Suite 106
Lakewood, Co. 80215

INDEPENDENT AUDITORS' REPORT

To the Board of Directors
CLX Investment Company, Inc.
Temecula, Ca

We have audited the accompanying balance sheet of CLX Investment Company, Inc. (formerly CLX Energy, Inc.) as of September 30, 2003 and the related statements of operations, changes in stockholders' equity and cash flows for the year ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an  opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLX Investment Company, Inc. (formerly CLX Energy, Inc.) as of September 30, 2003 and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado

December 22, 2003

CLX INVESTMENT COMPANY
(formerly CLX Energy, Inc.)

Balance Sheets

ASSETS

	September
	2004	2003

CURRENT ASSETS

Cash	$130,000	$227,678
Accounts Receivable	-	154,209
Prepaid Expense	-	4,161

Total Current Assets	130,000	386,048

FIXED ASSETS, NET	-	215,854

OTHER ASSETS
Deposit - Oil and Gas Bond	-	28,651

Total Other Assets	-	28,651

TOTAL ASSETS	$130,000	$630,553

The accompanying notes are in integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.
(formerly CLX Energy, Inc.)

Balance Sheets (Continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

	September
	2004	2003
CURRENT LIABILITIES

Accounts payable	$12,500	$247,533
Accrued expenses	5,000	8,355
Convertible debentures, net (Note 3)	135,000	-
Current Portion of long-term debt	-	84,000

Total Current Liabilities	152,500	339,888
OTHER LIABILITIES
Long-Term Debt	-	62,857
Asset Retirement Obligation	-	18,130

Total Other Liabilities	-	80,987

Total Liabilities	152,500	420,875

STOCKHOLDERS' EQUITY (DEFICIT)

Preferred stock Series A; $0.01 par value 20,000,000 shares Authorized, no shares outstanding
	-	-

Common stock; $0.01 par value; 1,980,000,000 shares Authorized 1,197,634 and 2,631,936 shares issued and outstanding, respectively
	11,976	26,319

Additional paid-in capital
	653,222	846,941

Accumulated deficit
	(687,698)	(663,582)

      Total Stockholders' Equity (Deficit)
	(22,500)	209,678

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
	$130,000	$630,553

The accompanying notes are in integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.
(formerly CLX Energy, Inc.)
Statements of Operations
	For the Year Ended September 30,
	2004	2003	2002

INVESTMENT REVENUE	$-	$-	$-

Total Revenue	-	-	-

EXPENSES
Professional fees	17,500	-	-
General and administrative	-	-	-
Depreciation	-	-	-

Total Expenses	17,500	-	-

NET INVESTMENT LOSS	(17,500)	-	-

OTHER INCOME (EXPENSE)
Interest Expense	5,000	-	-
Unrealized gain on investment	-	-	-

Total Other Income (Expense)	(5,000)	-	-

LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(22,500)	-	-
Income taxes	-	-	-

LOSS FROM CONTINUING OPERATIONS	(22,500)	-	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF ZERO TAX EFFECT Note 5	(1,616)	55,625	(368,855)

NET PROFIT (LOSS)	$(24,116)	$55,625	$(368,855)

BASIC LOSS PER SHARE:
Continuing operations
	$(0.01)	$0.00	$0.00
Discontinued operations
	(0.00)	0.02	(0.14)

Basic loss per share
	$(0.01)	$(0.02)	$(0.14)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	2,518,289	2,631,936	2,631,936

The accompanying notes are in integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.
 (formerly CLX Energy, Inc.)

Statements of Stockholders' Equity (Deficit)

	Preferred Stock- Series		Common Stock			Deferred Consulting
	Shares	Amount	Shares	Amount	Additional Paid-In Capital		Accumulated Deficit

September 30, 2001	-	$-	2,631,936	$26,319	$846,941	$-	$(350,352)

Net loss for the period ended September 30, 2002	-	-	-	-	-	-	(368,855)

Balance, September 30, 2002	-	-	2,631,936	26,319	846,941	-	(719,207)

Net income for the period ended September 20, 2003	-	-	-	-	-	-	55,625

Balance September 30, 2003	-	-	2,631,936	26,319	846,941	-	(663,582)

October, 2003 retirement of Treasury stock	-	-	(750)	(7)	7	-	-

September 2, 2004, sale of subsidiary for exchange of shares (See note 5)	-	-	(1,433,552)	(14,336)	(193,726)	-	-

Net profit for the year ended, September 30, 2004	-	-	-	-	-	-	(24,116)

Balance, September 30, 2004	-	$-	1,197,634	$11,976	653,222	$-	(687,698)

The accompanying notes are in integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.
(formerly CLX Energy, Inc.)

Statements of Cash Flows

	For the Year Ended September 30,
	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES

Net Profit/(loss)
	$(24,116)	$55,625	$(368,855)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization
	-	59,491	115,355
Loss on impairment of assets
	-	6,710	24,873
Loss on sale of fixed assets
	-	(5,765)	79,331
Gain on extinguishments of debt
	-	(30,379)	7,673
Cumulative effect of accounting change
	-	10,620	-
Change in Assets/Liabilities from discontinued operations
	28,683	-	-
Change in operating asset and liability accounts:
(Increase) decrease in accounts receivable, net
	-	13,829	450,266
(Increase) decrease in other assets
	-	(81)	(521)
Increase (decrease) in accounts payable
	12,500	(83,526)	(442,631)
Increase in accrued liabilities
	5,000	-	(7,500)

Net Cash Used by Operating Activities
	22,067	26,524	(142,009)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment
	-	(23,375)	(34,420)
Sale of property and equipment
	-	7,160	199,091
Change in cash from discontinued operations
	(254,745)	-	-
Additions to other Assets
	-	(696)	(941)

Net Cash Used by Investing Activities
	(254,745)	(16,911)	163,730

CASH FLOWS FROM FINANCING ACTIVITIES
Payments on notes payable
	-	(96,000)	(245,000)
Proceeds from convertible debentures
	135,000	-	-

Net Cash Provided by Financing Activities
	135,000	(96,000)	(245,000)

NET INCREASE (DECREASE) IN CASH	(97,678)	(86,387)	(223,279)

CASH AT BEGINNING OF PERIOD	227,678	314,065	537,344

CASH AT END OF PERIOD	$130,000	$227,678	314,065

CASH PAID FOR:
Interest
	$-	$23,685	$23,685
Income Tax
	$-	$-	$-

The accompanying notes are in integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of CLX Investment Company, Inc. and Subsidiaries is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

a. Organization and Business Activities

The Company was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Up until this year the Company has engaged in only one industry segment and line of business, namely the acquisition, exploration, development and operation of oil and gas properties for its own account.

On May 24, 2004 the Company appointed new management and moved its headquarters to Temecula, CA. At the same time the Company formed CLX Oil & GAS, LLC a wholly owned subsidiary of CLX Energy, Inc. and transferred all of the oil and gas operations of the Company (including the assets and liabilities pertaining to such operations) into CLX Oil & Gas, LLC. On September 1, 2004 the Company sold 100% of its interest in CLX Oil & Gas, LLC to certain shareholders of the Company in exchange for shares of CLX Energy, Inc. The shareholders returned 1,433,552 shares in exchange for 100% interest in CLX Oil & GAS, LLC. The Board of Directors approved the "Securities purchase and Sale Agreement" and also obtained a fairness opinion from Lehrer Financial and Economic Advisory Service indicating that the Securities Purchase and Sale Agreement is a fair and equitable exchange. The sale of the subsidiary has been accounted for as an asset sale transaction and all gas and oil operations are being reported as discontinued operations on the financial records. See Note 5.

On September 13, 2004, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940. Additionally, on September 13, 2004, the Company registered an offering circular with the SEC for up to 500,000,000 shares of common stock under Regulation E of the Investment Act to raise capital and to make investments in eligible emerging or early-stage companies in various fields of business by arranging for and contributing capital and providing management assistance. In anticipation of the election to become a BDC, the Company on September 1, 2004 changed its name to CLX Investment Company, Inc. to properly reflect the nature of its business.

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

a. Organization and Business Activities (Continued)

As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

b. Accounting Method

The Company's financial statements are prepared using the accrual method of accounting. The Company has elected a September 30th year-end.

c. Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

As of September 30, 2004 the company had $130,000 cash deposited in our checking account, $30,000 of which was in excess of FDIC insured limits.

d. Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

e. Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented as any common stock equivalents are antidilutive in nature. Common stock equivalents consisting of convertible debt and preferred stock have not been included in the calculation of loss per share.

	2004	2003	2002

Loss from operations	$(22,500)	$-	$-
Profit (Loss) from discontinued operations	$(1,616)	$55,625	$(368,855)

Loss per share
Loss from operations	$(0.01)	-	-
Loss from discontinued operations	(0.00)	0.02	(0.14)

Total loss per share	$(0.01)	$0.02	$(0.14)

Weighted Average Number of Shares Outstanding	2,518,289	2,631,936	2,631,936

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2003 and 2002

NOTE 1 - NATURE OF ORGANIZATION (Continued)

f. Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of September 30, 2004 and 2003:

	2004	2003

Deferred tax assets:
NOL Carryover	$199,800	$194,000
Deferred tax liabilities:	-	-
Valuation allowance	(199,800)	(194,000)

Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2004 and 2003 due to the following:

	2004	2003

Book income	$(9,405)	$(21,694)
Other	(312)	-
Valuation allowance	4,296	21,694
Stock for services	5,421	-

	$-	$-

At September 30, 2004, the Company had net operating loss carryforwards of approximately $510,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the September 30, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

g. Recent Accounting Pronouncements

During the year ended September 30, 2004, the Company adopted the following accounting pronouncements:

SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

g. Recent Accounting Pronouncements (Continued)

scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

g. Recent Accounting Pronouncements (Continued)

otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

During the year ended September 30, 2004, the Company adopted the following Emerging Issues Task Force Consensuses: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, 'Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

g. Recent Accounting Pronouncements (continued)

These newly issued accounting pronouncements had no effect on the Company's current financial statements and did not impact the Company.

h. Fixed Assets

Fixed assets are recorded at cost. Major additions and improvement are capitalized. The cost and related accumulated depreciation of equipment retired or sold are removed from the accounts and any differences between the undepreciated amount and the proceeds from the sale are recorded as gain or loss on sale of assets.

The Company had no fixed assets as of September 30, 2004.

i. Revenue Recognition

Prior to the discontinuation of operations on September 1, 2004 (See Note 7), the Company's revenue was created primarily from the sale of oil and gas. The Company recognized revenues the time of sale. Revenue was recorded at the completion of the sale and as the amounts were determined to be receivable.

As a business development company, the Company will recognize revenues from several sources. Management fees will be recognized when earned, dividends from portfolio investments will be recognized when declared. Increases and decreases in the market value of the Company's portfolio investments will be recognized as unrealized gains or losses until the time of disposition.

See Note 2 for a discussion on the revenue recognition methods of the Company for 2003.

j. Investment Valuation

The Company's loans, net of participations and any unearned discount, are considered investments under the 1940 Act and are recorded at fair value. Since no ready market exists for these loans, the fair value is determined in good faith by the Board of Directors. In determining the fair value, the Company and Board of Directors consider factors such as the financial condition of the borrower, the adequacy of the collateral and individual credit risks.

Investments in equity securities are recorded at fair value, represented as cost, plus or minus unrealized appreciation or depreciation, respectively. The carrying values of investments that have no readily-determinable market values are determined by the

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 1 - NATURE OF ORGANIZATION (Continued)

j. Investment Valuation

Board of Directors, based upon its analysis of the assets and revenues of the underlying investee companies. See not 2, below.

Because of the inherent uncertainty of valuations, the Board of Directors' estimates of the values on the investments may differ significantly from the values that would have been used had a ready market for the investments existed and the differences could be material.

k. Preferred Stock

There are no outstanding shares of preferred stock. The Board of Directors has designated ten million (10,000,000) shares of series A. preferred with the following rights and preferences:

The Series A Preferred shall, at the option of the holder, be convertible on a one for one share basis to common stock of the Company. The holders of shares of Series A Preferred shall not be entitled to vote such shares. In lieu of voting rights the holders of Series A Preferred, voting together as a class, shall be entitled to elect two members of the Board of Directors at each meeting. Also the Series A Preferred shall not be affected by any capital reorganization of the Company.

l. Stock Options

The Company has elected to account for grants of stock options under APB Option No. 25. No options were granted during the 2003 or 2002 fiscal years.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", (SFAS No. 123) requires compensation expense to be determined based on the fair value, as defined, of options at the grant date. Pro forma net earnings and pro forma earnings per share must be disclosed based on the additional compensation expense. For purposes of these pro forma disclosures, the estimated fair value of the options granted during the 2001 fiscal year, using the Black-Scholes option granted during the 2001 fiscal year, using the Black-Scholes option pricing model, assumed no dividend yield, volatility of 77%, interest rate of 5% and expected life of 5 years. The estimated fair value of the options granted is amortized to expense over the options vesting period. Had compensation cost for the stock options granted been based on the estimated fair value of the grant dates, as prescribed by SFAS No. 123, The Company's pro forma net income (loss) and net income (loss) per share would have been as follows:

	2004	2003	2002

Net income (loss)
As reported	$(24,116)	$55,625	$(368,855)
Pro forma	$(24,116)	$48,225	$(376,255)

Net income (loss) per share
Basic:
As reported	$(0.01)	$0.02	$(0.14)
Pro forma	$(0.01)	$0.02	$(0.14)
Diluted:
As reported	$(0.01)	$0.02	$(0.14)
Pro forma	$(0.01)	$0.02	$(0.14)

NOTE 2 - INVESTMENTS

At the fiscal year end the company had no portfolio company investments. Subsequent to September 30, 2004, the Company has acquired 40% interest in eStrategy Solutions, Inc. eSttategy is a Texas corporation specializing in the development and marketing of e-learning software solutions.

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 2 - INVESTMENTS (Continued)

may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the  nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

The board has arrived at the following valuation method for its investments. Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, and in absence of a recent appraisal, the value of the investment shall be based on the following criteria:

1. Total amount of the Company's actual investment ("AI"). This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.
2. Total revenues for the preceding twelve months ("R").
3. Earnings before interest, taxes and depreciation ("EBITD")
4. Estimate of likely sale price of investment ("ESP")
5. Net assets of investment ("NA")
6. Likelihood of investment generating positive returns (going concern).

The estimated value of each investment shall be determined as follows:

  Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

  Where revenues and/or earnings are present, then the value shall be the greater of one time (1x) revenues or three times (3x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

  Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 3 - CONVERTIBLE DEBENTURES

During the fiscal year ended September 30, 2004, the Company raised $135,000 of operating capital in the form of convertible debentures. The debentures have varying terms of one to three months, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. All convertible debentures are convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation. Of the $135,000 in convertible notes, one debenture totaling $125,000, was contributed by an individual to make a specific portfolio investment. A subsequent agreement could not be reached and the money was returned in October, 2004 with no interest paid. The $10,000 debenture was repaid in October, 2004 at the principal amount of $10,000 plus $5,000 in interest.  There was no beneficial conversion expense recognized based on the fact that debenture was not converted into stock. The Company negotiated a cash payment that was less than the value of the conversion to common stock would have been had they exercised that option.

Subsequent to year- end the company issued two convertible debentures for a total of $150,000. The debentures have varying terms of one to three months, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. All convertible debentures are convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation.

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 4 - EQUITY TRANSACTIONS

Stock Options - On March 20, 2001 the Board of Directors granted an officer of the Company a non-qualified option to purchase 125,000 shares of stock of the Company at $.40 per share.

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

A summary of certain stock options information follows:

	September 30, 2004			September 30, 2003

	Shares		Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	193,000		$0.10	125,000	$0.40
Granted	-	`	-	193,000	$0.10
Exercised	-		-	-	$-
Forfeited	-		-	125,000	$0.40
Expired	-		-	-	-

Outstanding at end of Period	193,000		0.10	193,00	$0.10

Weighted average fair value of options granted during the year	-		$-	193,000	$0.10

A summary of the status of the options granted under the various agreements at September 30, 2004, are presented in the table below:

	Outstanding options			Exercisable Options

	Number of Options	Weighted average price	Life	Number of Options	Weighted average price	Remaining Life

September 30, 2004:
Incentive stock options	193,000	$.10	10 years	193,000	$.10	5 years
Non-qualified options	193,000	$.10	10 years	193,000	$.10	5 years

No stock options were exercised during the 2004 or 2003 fiscal years.

Other Equity Transactions:

In October 2003, the Company retired 750 shares of treasury stock.

On September 2, 2004, the Company received back 1,433,552 shares of the company from certain stockholders in exchange for the Oil and Gas subsidiary. See Note 7. These shares were then cancelled leaving a total shares outstanding of 1,197,634.

Subsequent to the September 30, 2004, the Company issued 600,000 shares of common stock for the conversion of $6,000 of convertible debentures and accrued interest.

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 5 - DISCONTINUED OPERATIONS

Effective September 1, 2004, the Company spun off the oil and gas portion of its business. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

The following is a summary of the transaction and the effect to the outstanding shares of the Company:

Shares submitted by stockholders to be cancelled		1,592,836
Shares reissued to same stockholders		159,284

Net shares exchanged		1,433,552

Shares outstanding 6/30/04	2,631,186
Less Shares exchanged	1,433,552

Shares outstanding 9/30/04	1,197,634

CLX Energy, Inc. net Equity 6/30/04		$192,798
Increase in Net Equity from 7/1/04 to 8/31/04		15,264

Total equity of CLX Energy, Inc. at time of exchange		$208,062

Equity Value of the company applied to:

Common Stock	$14,336
Additional Paid in Capital	193,726
Total applied	$208,062

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 5 - DISCONTINUED OPERATIONS (Continued)

The following is a summary of the profit and loss from discontinued operations resulting from the elimination of all operations:

	For the Year Ended September 30,
	2004	2003	2002

OIL & GAS REVENUE	$382,637	$423,791	$379,626

Total Revenue	382,637	423,791	379,626

EXPENSES
Lease operating expenses	105,933	151,825	350,804
General and administrative	234,064	171,066	191,001
Depreciation	27,146	66,201	194,686

Total Expenses	367,143	389,092	736,491

OPERATING INCOME (LOSS)	15,494	34,699	(356,865)

OTHER INCOME (EXPENSE)
Interest expense	(20,858)	(4,598)	(14,842)
Gain on sale of assets	3,748	36,144	(7,673)

Total Other Income (Expense)	(17,110)	31,546	(22,515)

INCOME (LOSS) BEFORE TAXES	(1,616)	66,245	(379,380)
Income tax (expense) benefit	-	-	10,525

NET INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(1,616)	66,245	(368,855)

CUMULATIVE EFFECT OF ACCOUNTING CHANGE	-	(10,620)	-

NET PROFIT (LOSS)	$(1,616)	$55,625	$(368,855)

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 6 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the relation of assets and liquidation of liabilities in the normal course of business. The Company has generated a loss for the year ended September 30, 2002 and profits for the ensuing year ended of September 30, 2003 and 2004.

On September 13, 2004, the Company elected to report as a business development company under the Investment Company Act of 1940. As a Business Development Company, the Company can sell up to $5,000,000 in common stock every twelve months under an exemption from registration. Also on September 30, 2004, the Company filed a notification with the SEC that it intends to sell all $5 million of this Regulation E exemption. From September 30, 2004 through December 31, 2004, the Company raised $150,000 in funds under convertible debentures. These debentures can be converted into free-trading shares of common stock under Regulation E. The Company also has a portfolio investment that has a positive cash flow. In the event such funds are unavailable in the future or insufficient, the Company may need to alter its operation or cease to function as a going concern.

The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate investments, or to secure other sources of financing such that it may commence profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7- SUBSEQUENT EVENTS

Stock Issuances
Subsequent to the year ended September 30, 2004, the Company issued 600,000 shares of common stock for the conversion of $6,000 of convertible Debenture debt.

Investments

Company	Description of Business	Percent Ownership	Cost	Fair Value	Affiliation

Strategy Solutions, Inc.	e-learning software	40%	$60,000	not valued (1)	no

(1) The acquisition was made subsequent to September 30, 2004 and is therefore omitted from the accompanying financial statements and no value is assigned.

See also Note 2 for further explanation on the Company's methods of determining fair values.

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
September 30, 2004 and 2003

NOTE 8 - COMMITMENTS AND CONTINGENCIES

The Company signed a management agreement with Javelin Advisory Group for the next thirty six months to provide staff and facilities for the amount of $12,500 per month. The company also has a Consulting agreement with an independent contractor for another $2,500 per month. This agreement is with a related party.

Management Fee 2005 - 2007	$ 450,000
Consulting Agreement 2005	30,000

$ 480,000