Form 10-Q
period 2004-12-31
CLX ENERGY INC
filed 2005-02-01
CIK 317438

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2004	Commission File Number 0-9392
CLX INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

43180 Business Park Dr., Suite 202 Temecula, CA 92590
(Address of principal executive offices)
(951) 587-9100 (Issuers telephone number, including area code) CLX Energy, Inc. (Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No[  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class Common Stock, $0.01 par value	Outstanding at January 20, 2005 3,597,634

CLX INVESTMENT COMPANY, INC.

		PAGE NUMBER
PART I - FINANCIAL INFORMATION
Item 1.	Balance Sheet	3
	Schedule of Investment	4
	Statements of Operations	5
	Statements of Stockholders' Equity (Deficit)	6
	Statements of Cash Flows	7
	Notes to Financial Statements	8-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
PART II - OTHER INFORMATION		16
SIGNATURE PAGE		17-19
SARBANNES-OXLEY CERTIFICATIONS		20

CLX Investment Company, Inc. (Formerly CLX Energy, Inc.) Balance Sheets ASSETS
	December 31, 2004	September 30, 2004
	(Unaudited)
Current Assets
Cash	$5,523	$130,000
Accrued Interest	50
Total Current Assets	5,573	130,000
Equipment, Net	-
Investments (See Schedule)
Investments	70,000
Total Investments	70,000
Total Assets	$75,573	$130,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$6,561	$12,500
Accrued Expenses	3,340	5,000
Convertible Debentures	154,000	135,000
Total Current Liabilities	163,901	152,500
Total Liabilities	163,901	152,500
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 20,000,000 Shares, $0.01 Par Value, Shares Issued and Outstanding none	-
Common Stock, Authorized 1,980,000,000 Shares, $0.01 Par Value, 1,797,634 and 1,197,634 Shares Issued and Outstanding respectively	17,976	11,976
Additional Paid in Capital	813,222	653,222
Retained Earnings (Deficit)	(919,526)	(687,698)
Total Stockholders' Equity (Deficit)	(88,328)	(22,500)
Total Liabilities and Stockholders' Equity (Deficit)	$75,573	$130,000

        The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.
Schedule of Investments

INVESTMENTS:

Company	Description of Business	Percent Ownership	Cost	Fair Value		Affiliation

eStrategy Solutions, Inc.	e-Learning	40%	$60,000	$60,000	(1)	No

COMMERCIAL LOANS:

Company	Description of Business	Type of Debt	Amount

eStrategy Solutions, Inc.	e-Learning	Credit Line	$10,000

(1)  The Board of Directors has determined to value the investment at cost for the quarter ended December 31, 2004 based on brief performance history.

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
(Formerly CLX Energy, Inc.)
Statements of Operations
(Unaudited)

	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2004	2003
Investment Revenue	$-	$-
Interest Income	50	-
Total Revenues	50	-
Operating Expenses
General & Administrative	60,909	-
Professional fees	9,629	-
Total Operating Expenses	70,538	-
Net Operating Income (Loss)	(70,488)	-
Other Income (Expense)
Interest Expense (Note 2)	(161,340)	-
Total Other Income (Expense)	(161,340)	-
LOSS FROM CONTINUING OPERATIONS	(231,828)	-

INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF ZERO TAX EFFECT	-	3,145
Income Tax Expense	-	-
Net Income (Loss)	$(231,828)	$3,145
Net Income (Loss) Per Share	$(0.17)	$0
Weighted Average Shares Outstanding	1,397,634	2,631,936

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
(Formerly CLX Energy, Inc.)
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)

Balance, September 30, 2001		$ -	2,631,936	$26,319	$846,941	($350,352)
Net loss for period ended September 30, 2002
						(368,855)
Balance, September 30,2002		-	2,631,936	26,319	846,941	(719,207)
Net profit for period ended September 30, 2003
						55,625.00
Balance, September 30,2003		-	2,631,936	26,319	846,941	(663,582)
October, 2003 retirement of Treasury stock
			(750)	(7)	7
September 2, 2004, sale of subsidiary for exchange of shares			(1,433,552)	(14,336)	(193,726)
Net loss for period ended September 30, 2004
						(24,116)
Balance, September 30,2004		-	1,197,634	11,976	653,222	(687,698)
Stock issued on conversion of debentures, November through December, 2004 (Unaudited)			600,000	6,000
Beneficial conversion expense related to convertible debentures (Unaudited)					160,000
Net Loss for period ended December 31, 2004 (Unaudited)
						(231,828)
Balance, December 31, 2004 (Unaudited)		-	1,797,634	$17,976	$813,222	($919,526)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
(Formerly CLX Energy, Inc.)
Statements of Cash Flows
	For the Three	For the Three
	Months Ended	Months Ended
	December 31,	December 31,
	2004 (Unaudited)	2003 (Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(231,828)	$3,145
Adjustments to Reconcile Net Income (Loss) to Net Cash Provided (Used) by Operations:
Depreciation and depletion	-	7,202
Gain on sale of assets	-	(10,057)
Beneficial conversion expense	160,000	-
Bad debt allowance	10,000	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts Receivable	-	(42,776)
Prepaid expense	-	1,511
Increase (Decrease) in:
Accrued interest	(50)	-
Accounts Payable	(5,939)	93,826
Accrued Expenses	(1,660)	-
Net Cash Provided (Used) by Operating Activities	(69,477)	52,851
Cash Flows from Investing Activities:
Purchase of Property and Equipment	-	(1,970)
Proceeds from sale of property and equipment	-	25,245
Investment in subsidiary	(60,000)	-
Advances on line of credit	(10,000)	-
Addition to other assets	-	(39)
Net Cash Provided (Used) by Investing Activities	(70,000)	23,236
Cash Flows from Financing Activities:
Reductions to long-term debt	-	(21,000)
Proceeds from convertible debentures	150,000	-
Repayments of convertible debentures	(135,000)	-
Net Cash Provided (Used) by Financing Activities	15,000	(21,000)
Increase (Decrease) in Cash	(124,477)	55,087
Cash and Cash Equivalents at Beginning of Period	130,000	227,678
Cash and Cash Equivalents at End of Period	$5,523	$282,765
Cash Paid For:
Interest	$-	$1,600
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock Issued for Convertible Debentures	$6,000	-

The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
December 31, 2004 and 2003

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

a. Organization and Business Activities

The Company was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Up until September 1, 2004 the Company engaged in only one industry segment and line of business; the acquisition, exploration, development and operation of oil and gas properties for its own account.

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

On September 13, 2004, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940. Additionally, on September 13, 2004, the Company filed an offering circular with the SEC for up to $5,000,000 of common stock under Regulation E of the Investment Act to raise capital and to make investments in eligible emerging or early-stage companies in various fields of business by arranging for and contributing capital and providing management assistance. In anticipation of the election to become a BDC, the Company changed its name to CLX Investment Company, Inc. on September 1, 2004 to properly reflect the nature of its business.

NOTE 2 - CONVERTIBLE DEBENTURES

During the quarter ended December 31, 2004, the Company raised $150,000 of operating capital in the form of convertible debentures. The debentures have varying terms of 60 days to 90 days, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. All convertible debentures are convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation. During the quarter ended December 31, 2004, $6,000 of these debentures were converted into 600,000 shares of common stock and $135,000 in debentures outstanding at September 30, 2004 were repaid with cash. The Company recorded a beneficial conversion expense of $160,000 during the quarter ended December 31, 2004.

Subsequent to the end of the quarter the company issued a convertible debenture for $100,000. The debenture is payable in 120 days, accrues interest at 8% per annum, and converts at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. The debenture is convertible at the option of the holder or the Company and automatically converts into common stock in the event of bankruptcy or liquidation. Subsequent to December 31, 2004 the Company converted an additional $16,000 in debentures to 1,600,000 shares of common stock.

NOTE 3 - EQUITY TRANSACTIONS

During the quarter ended December 31, 2004, the Company issued 600,000 share of common stock on the conversion of $6,000 of convertible debentures.

NOTE 4 - SUBSEQUENT EVENTS

Stock Issuances
Subsequent to the quarter ended December 31, 2004, the Company issued 1,600,000 shares of common stock for the conversion of $16,000 of convertible debentures.

Subsequent to the quarter ended December 31, 2004, the Company sold 200,000 shares of common stock for $2,000 cash.

Convertible Debentures
Subsequent to the quarter ended December 31, 2004 the company issued a convertible debenture for $100,000. The debenture is payable in 120 days, accrues interest at 8% per annum, and converts at a discount of 50% of the closing bid on the day of conversion, or at the lowest price allowable as set by CLX Investment Company, Inc. in an effective registration statement or exemption notification as filed with the Commission for the Company's common stock on the date of conversion. The debenture is convertible at the option of the holder or the Company, and automatically converts into common stock in the event of bankruptcy or liquidation.

Advances
Subsequent to the quarter ended December 31, 2004 the Company advanced an additional $24,350 to eStrategy Solutions, Inc. against the line of credit agreement of $250,000, bringing the total advanced under the credit line to $34,350.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-Q that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

CRITICAL ACCOUNTING POLICIES

The Company's financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States of America ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in the external disclosures of the Company including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We review valuations based on estimates for reasonableness and conservatism on a consistent basis throughout the Company. Primary areas where financial information of the Company is subject to the use of estimates, assumptions and the application of judgment include acquisitions, valuation of long-lived and intangible assets, and the realizability of deferred tax assets. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions.

Valuation Of Long-Lived And Intangible Assets

The recoverability of long lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31,2004, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

Valuation of Investments

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such intervals in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods, which are in accord with this principle, may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

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

The Company has not retained independent appraisors to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

COMPANY STRATEGY

CLX Investment Company, Inc. ("the Company" or "CLXN") was incorporated under the laws of Colorado under the name of Calvin Exploration Company, Inc. on December 12, 1977 to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's Oil and gas activities concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Up until September 2004, the Company has engaged in only one industry segment and line of business, namely the acquisition, exploration, development and operation of oil and gas properties for its own account.

On May 24, 2004 the company appointed new management and moved its headquarters to Temecula, CA. At the same time the Company formed CLX Oil & Gas, LLC a wholly owned subsidiary of CLX Energy, Inc. and transferred all of the oil and gas operations of the Company (including the assets and liabilities pertaining to such operations) into CLX Oil & Gas, LLC. On September 1, 2004 the Company sold 100% of its interest in CLX Oil & Gas, LLC to certain shareholders of the Company in exchange for shares of CLX Energy, Inc. The Board of Directors approved the "Securities purchase and Sale Agreement" and also obtained a fairness opinion from Lehrer Financial and Economic Advisory Service indicating that the Securities Purchase and Sale Agreement was a fair and equitable exchange. All Gas and Oil operations are reported as discontinued operations in the accompanying financial reports.

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

The Company made its first portfolio acquisition on December 6, 2004, by entering into an agreement to acquire 40% of eStrategy Solutions, Inc., a four-year-old e-learning and cost recovery solutions company, in exchange for $60,000 and an agreement to provide an operating line of credit of $250,000. eStrategy Solutions, Inc is the Company's only portfolio investment at December 31, 2004.

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

Portfolio Investments

The Company presently has one portfolio investment: eStrategy Solutions, Inc., a Texas corporation specializing in the development, and marketing of e-learning software solutions. The Company owns 40% of the common stock of eStrategy Solutions, Inc., which it acquired in exchange for cash and an open line of credit. eStrategy Solutions already has training software in place but is projecting a late January completion date for its expanded content delivery platform, which is expected to significantly increase the user capacity of its training programs. The implementation of this new platform is expected to allow the company to expand its customer base and grow revenues unfettered by current system limitations.

The Texas Department of Information Resources has recently renewed its contract to engage the services of eStrategy Solutions. Under the terms of the contract, eStrategy Solutions can be retained by agencies to serve as the provider for agency defined training courses via web-based training. The contract includes development costs, notification to participants, delivery, testing, and management reporting, encompassing all state agencies, all institutions of higher learning, all independent school districts, counties and municipalities. To date, there have been several thousand deliveries covering over 20 courses. In addition to delivery, eStrategy Solutions provides completion documentation and management reports.

In the State of Texas, eStrategy Solutions has focused its business strategy on a large market niche that has a clear need for low-cost, highly effective e-learning programs. eStrategy Solutions has proven a new unique sales and pricing model that targets a defined portion of overlooked clients. By focusing on thousands of licensing, regulatory agencies and certificate granting organizations, eStrategy Solutions offers enterprise level software features at low-cost, and it further creates a cost-recovery method which produces funds needed to deploy a robust e-learning system. An example of this cost-recovery method is at work with the Texas Board of Chiropractic Examiners (CE). This agency chose eStrategy Solutions to host the learning system at no cost, convert the mandatory CE course to an attractive web based delivery to thousands of chiropractic professionals. The convenience of online secure payment and 24-hour access to courses become a source of savings for the user and eStrategy simply splits the revenue with the agency.

eStrategy Solution's market is not just limited to Texas. The model that has been developed in Texas is applicable to all the other states as well. The market potential for e-learning is in the billions of dollars and eStrategy Solutions is expected to grow and capture a significant percentage of its specific market segment.

RESULTS OF OPERATIONS

Quarter ended December 31, 2004 compared to quarter ended December 31, 2003

During the quarter ended December 31, 2004, the Company incurred a net loss of $231,828 compared to a profit from discontinued operations of $3,145 for the same quarter of 2003. The current loss is primarily due to an e expense of $160,000 related to the beneficial conversion feature of new debentures and operating expenses, which were $70,538 for the quarter ended December 31, 2004. The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support. Interest expense for the quarter ended December 31, 2004 was $161,340.

Liquidity and Capital Resources
The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in the quarter ended December 31,2004, and some of the past years and has generated an accumulated deficit of $919,526. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities and through the issuance of convertible debentures. The portfolio company, eStrategy Solution, is cash flow positive but will require additional funds against its line of credit to further expand its content delivery platform. Funds will also be required for additional portfolio investments. There are no assurances that such capital raising plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of December 31, 2004, the Company had total cash and current assets of $5,573 and current liabilities of $163,901. The Company generated cash for operations through the issuance of common stock and sale of convertible debentures. The debentures issued have varying terms of 60 days to 90 days, bear interest at 8%, and are convertible into common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through December 31, 2004, the Company raised $295,000 all of which was from convertible debentures. Of this total, $135,000 was repaid in cash and $6,000 was converted to common stock leaving a balance of $154,000. On September 13, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Subsequent to December 31, 2004 the company raised another $100,000 by issuing convertible debentures under the same terms and converted $16,000 of convertible debentures into 1,600,000 shares of free trading common stock. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

RISKS AND UNCERTAINTIES

An investment in the Company involves a high degree of risk. In addition to matters discussed elsewhere in this report, careful consideration should be given to the following risk factors. This report contains certain forward-looking statements that involve risks and uncertainties. Our actual results could be substantially different from the results we anticipate in these forward-looking statements because of one or more of the factors described below and/or elsewhere in this report. If any of these risks were to actually occur, our business, results of operations and financial condition would likely suffer materially. The risks outlined below are those which management believes are material to an understanding of our business and the risks inherent in it, but such list is not exclusive of every possible risk which may impact the Company and its shareholders in the future. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also appear or increase in significance, and could therefore impair our projected business results of operations and financial condition.

Risks Related to Our Business

Our future operating results are subject to a number of risks, including our ability or inability to implement our strategic plan and to raise sufficient financing as required. Inability of our management to guide growth effectively, including implementing appropriate systems, procedures and controls, could have a material adverse effect on our business, financial condition and operating results.

Our future growth depends on the addition of portfolio companies that are cash flow positive and can contribute to the overall growth of the Company. The Company has a plan to implement acquisitions and is presently evaluating several companies to see if they will fit the criteria that have been established. The future performance of the companies acquired will determine if these evaluations were correct. And although part of the process is to evaluate the history of the companies to determine stability in their respective industries there is no assurance that this stability will continue. Change in revenue or expense projections or even changes in the industry that cannot be adjusted to will could adversely affect performance.

We require additional funds to support our business operations.

We require additional capital in order to implement our current business plan as contemplated in this report. CLX Investment Company intends to attempt to raise funds during the second fiscal quarter of 2005 through the issuance of convertible debentures and the sale stock exempt from registration to accredited investors. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $500,000 and not more than $2,000,000, then we may not be able to operate our business in the manner described in this report. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

If we do raise the funds we require to grow the business, it could result in substantial dilution to our existing shareholders.

To the extent that much of our financing will be raised through the issuance of convertible debentures, stock will be issued at a discount to the market upon conversion of the debt resulting in substantial dilution to our existing shareholders which is disproportionate to the value of the funds received by us in such transaction. There is no guarantee that additional financing will be available to us on acceptable terms when needed, or at all.

Our failure to effectively manage our growth could have a material adverse effect on our business.

We expect our business to grow rapidly. Such growth will place a significant strain on our management systems and resources. We will need to continue to improve our operational and financial systems and managerial controls and procedures, and we will need to continue to expand, train and manage our workforce.

If we are unable to retain key personnel or attract new personnel, it could have a material adverse effect on our business.

The loss of services of any of our key personnel or our inability to successfully attract and retain qualified personnel in the future would have a material adverse effect on our business. We do not maintain key person life insurance on any of our employees.

Risks Related To Our Industry

Laws and regulations may prohibit or severely restrict our ability to raise capital.

Various government agencies in the United States and throughout the world regulate capital raising practices. If we are unable to continue our business in our existing manner then we may not be able to acquire additional portfolio investments, which would hamper or even cause our business to fail. Additionally, government agencies and courts may use their powers and discretion in interpreting and applying laws in a manner that limits our ability to operate or otherwise harm our business. Also, if any governmental authority brings a regulatory enforcement action against us that interrupts our ability to raise capital, or which results in a significant fine or penalty assessed against us, our business could suffer.

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, Mr. Shane Traveller. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

This quarter, 600,000 shares of common stock were issued in payment of $6,000 of convertible debentures under a Regulation E exemption.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Item 4.01 Changes in Registrant's Certifying Account
On December 29, 2004, the company engaged HJ & Associates as certifying accountants.
( Form 8-K was received on January 3, 2005)

99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
99.2 Chief Financial Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: January 25, 2005	CLX Investment Company, Inc. By:/s/ Shane H. Traveller Shane H. Traveller Chief Executive Officer

CLX Investment Company, Inc.
a Colorado Corporation
CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Shane H. Traveller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CLX Investment Company, Inc.;
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
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 25, 2005

/S/ Shane H. Traveller
Shane H. Traveller
Chief Executive Officer

 CLX Investment Company, Inc.
a Colorado Corporation
CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Shane H. Traveller, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CLX Investment Company, Inc.;
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
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 25, 2005

/S/ Shane H. Traveller
Shane H. Traveller
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Executive Officer of CLX Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended December 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 25, 2005

/S/Shane H. Traveller
Shane H. Traveller
CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Financial Officer of CLX Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended December 31, 2004 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: January 25, 2005

/S/Shane H. Traveller
Shane H. Traveller
CHIEF FINANCIAL OFFICER