Form 10-Q
period 2005-03-31
CLX INVESTMENT COMPANY, INC.
filed 2005-05-13
CIK 317438

SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2005	Commission File Number 0-9392
CLX INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class Common Stock, $0.01 par value	Outstanding at May 10, 2005 10,997,634

CLX INVESTMENT COMPANY, INC.

		PAGE NUMBER
PART I - FINANCIAL INFORMATION
Item 1.	Balance Sheet	3
	Schedule of Investment	4
	Statements of Operations	5
	Statements of Stockholders' Equity (Deficit)	6
	Statements of Cash Flows	7
	Notes to Financial Statements	8-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-15
PART II - OTHER INFORMATION		16
SIGNATURE PAGE		17-19
SARBANNES-OXLEY CERTIFICATIONS		20

CLX Investment Company, Inc.

Balance Sheet
ASSETS
	March 31,	September 30,
	2005	2004
	(Unaudited)
Current Assets
Cash	$33,975	$130,000
Total Current Assets	33,975	130,000
Equipment, Net	-	-
Investments (See Schedule)
Investments	142,144	-
Total Investments	142,144	-
Total Assets	$176,119	$130,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$4,270	$12,500
Interest Payable	5,089	-
Convertible Debentures	258,000	135,000
Total Current Liabilities	267,359	147,500
Total Liabilities	267,359	147,500
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.01 Par Value, 9,000,000 and 0 Shares Issued and Outstanding respectively	90,000	-
Common Stock, Authorized 1,980,000,000 Shares, $0.01 Par Value, 9,997,634 and 1,197,634 Shares Issued and Outstanding respectively	99,976	11,976
Stock Subscription Receivable	(5,000)	-
Additional Paid in Capital	953,222	653,222
Retained Deficit	(1,229,438)	(687,698)
Total Stockholders' Deficit	(91,240)	(22,500)
Total Liabilities and Stockholders' Deficit	$176,119	$125,000
Net Asset Value	$(0.009)	$(0.019)

        The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
March 31, 2005
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value		Affiliation

eStrategy Solutions, Inc.	e-Learning	40%	$60,000	$60,000	(1)	no
Total Investment			$60,000	$60,000

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

eStrategy Solutions, Inc.	e-Learning	40%	Credit Line	$80,950		no
Interest on Credit Line				1,194
Total Loans				$82,144
TOTAL INVESTMENTS AND LOANS				$142,144

Fair value determined by the Company's Board of Directors using the following formula:

(1)- The cost of the investment

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.

Statements of Operations
(Unaudited)

	For the Six Months Ended March 31,		For the Three Months Ended March 31,

	2005	2004	2005	2004
Investment Revenue	$-	$-	$-	$-
Interest Income	1,194	-	1,144
Total Revenues	1,194	-	1,144	-
Operating Expenses
General & Administrative	114,804	-	53,895	-
Professional fees	19,041	-	9,412	-
Total Operating Expenses	133,845	-	63,307	-
Net Operating Income (Loss)	(132,651)	-	(62,163)	-
Other Income (Expense)
Gain on forgiveness of Debt	1,000	-	1,000	-
Interest Expense (note 2)	(410,089)	-	(248,749)	-
Total Other Income (Expense)	(409,089)	-	(247,749)	-
LOSS FROM CONTINUING OPERATIONS	(541,740)	-	(309,912)	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF ZERO TAX EFFECT		(21,431)		(24,576)
Income Tax Expense	-	-	-	-
Net Income (Loss)	$(541,740)	$(21,431)	$(309,912)	$(24,576)
Net Income (Loss) Per Share	$(0.13)	$(0.01)	$(0.05)	$(0.01)
Weighted Average Shares Outstanding	4,090,216	2,631,936	6,842,634	2,631,936
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.

Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30, 2003		-	2,631,936	$ 26,319	$ 846,941	$ (663,582)

October, 2003 retirement of Treasury stock			(750)	(7)	7

September 2, 2004, sale of subsidiary for exchange of shares			(1,433,552)	(14,336)	(193,726)

Net loss for period ended September 30, 2004						(24,116)
Balance, September 30, 2004		-	1,197,634	11,976	653,222	(687,698)

Stock issued on conversion of debentures, November through December, 2004 (Unaudited)			600,000	6,000

Beneficial Conversion Expense related to Convertible Debentures (Unaudited)					315,000

Stock issued for cash sale on January 17, 2005 (Unaudited)			200,000	2,000

Preferred Stock issued February 1, 2005	9,000,000	90,000

Restricted stock issued for cash on February 1, 2005 (Unaudited)			3,000,000	30,000	(15,000)

Stock issued on conversion of debentures, January through March, 2004 (Unaudited)			5,000,000	50,000

Net Loss for period ended March 31, 2005 (Unaudited)						(541,740)
	9,000,000	$ 90,000	9,997,634	$ 99,976	$ 953,222	$ (1,229,438)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.

Statements of Cash Flows

	For the Six	For the Six
	Months Ended	Months Ended
	March 31,	March 31,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Income (Loss)	$(541,740)	$(21,431)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	-	14,179
Abandoned leases	-	15,824
Gain on sale of assets	-	(11,114)
Beneficial Conversion expense	315,000	-
Financing costs	90,000
Gain on write off of Debt	(1,000)	-
Bad Debt Allowance	10,000	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	-	(5,365)
Prepaid expense	-	(481)
Increase (Decrease) in:
Accrued expense	89	-
Accounts payable	(8,230)	41,026
Net Cash Provided (Used) by Operating Activities	(135,881)	32,638
Cash Flows from Investing Activities:
Purchase of Property and Equipment	-	(1,868)
Proceeds from sale of property and equipment	-	25,905
Investment in subsidiary	(60,000)	-
Advances line of Credit	(82,144)	-
Net Cash Provided (Used) by Investing Activities	(142,144)	24,037
Cash Flows from Financing Activities:
Reductions to long-term debt	-	(35,000)
Cash sale of stock	12,000	-
Proceeds from convertible debentures	305,000	-
Repayments of convertible debentures	(135,000)	-
Net Cash Provided (Used) by Financing Activities	182,000	(35,000)
Increase (Decrease) in Cash	(96,025)	21,675
Cash and Cash Equivalents at Beginning of Period	130,000	227,678
Cash and Cash Equivalents at End of Period	$33,975	$249,353
Cash Paid For:
Interest	$-	$2,498
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock Issued for Convertible Debentures	5,600,000	-
The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.
Notes to the Financial Statements
March 31, 2005 and 2004

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

On May 24, 2004 the Company appointed new management and moved its headquarters to Temecula, CA. At the same time the Company formed CLX Oil & GAS, LLC a wholly owned subsidiary of CLX Energy, Inc. and transferred all of the oil and gas operations of the Company (including the assets and liabilities pertaining to such operations) into CLX Oil & Gas, LLC. At that time, it was agreed in principal that CLX Energy would be sold, subject to a fairness opinion, to certain minority shareholders of the Company. On September 1, 2004 the Company completed the sale of 100% of its interest in CLX Oil & Gas, LLC to certain minority shareholders of the Company in exchange for shares of CLX Energy, Inc. The shareholders returned 1,433,552 shares in exchange for 100% interest in CLX Oil & GAS, LLC. The Board of Directors approved the "Securities Purchase and Sale Agreement" and also obtained a fairness opinion from Lehrer Financial and Economic Advisory Service indicating that the Securities Purchase and Sale Agreement was a fair and equitable exchange. The sale of the subsidiary has been accounted for as an asset sale transaction and all gas and oil operations are reported as discontinued operations on the financial records.

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

NOTE 2 - CONVERTIBLE DEBENTURES

During the quarter ended March 31, 2005, the Company issued $155,000 of convertible debentures to support operations. The debentures have varying terms of 60 days to 90 days, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. All convertible debentures are convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation. During the quarter ended March 31, 2005, the Company converted $50,000 of convertible debentures issued in private quarters into 5,000,000 shares of common stock. The Company recorded a beneficial conversion expense of $155,000 during the quarter ended March 31, 2005 bringing the total of beneficial conversions expense recorded this fiscal year to $315,000. The company also wrote off $1,000 of convertible debenture debt that was forgiven.

The Company does not consider the convertible debentures to be "Senior Securities" as defined by the Investment Company Act of 1940 since, at the Company's option, the obligation can be converted into common stock thus placing the debentures on a parity with common stock. The Company is required to maintain net asset to Senior Security coverage of 200%. If convertible debentures were deemed to be "Senior Securities" the Company's coverage would be negative, resulting in an out of compliance condition.

NOTE 3 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2005, the Company issued 5,000,000 shares of common stock on the conversion of $50,000 of convertible debentures. The Company also issued 200,000 shares of common stock for a cash sale of $2,000. This stock was issued unrestricted under the Company's exemption from registration pursuant to Regulation E. The Company issued 3,000,000 shares of restricted common stock for a cash sale of $15,000.

NOTE 4 - RELATED PARTY

The Company sold 1,000,000 shares of restricted common stock to each of two unaffiliated individuals (2,000,000 shares total) in an arm's length transaction for total cash consideration of $10,000. Mr. Shane Traveller, the CEO of the Company, agreed to purchase an additional 1,000,000 on the same date under the same terms. The cash consideration from Mr. Traveller was received in April 2005 and has been listed as a "stock subscription receivable" as of March 31, 2005.

NOTE 5 - PREFERRED STOCK

During the quarter ended the Company issued 9,000,000 shares of Series A Preferred stock in consideration of a financing commitment.

NOTE 6 - SUBSEQUENT EVENTS

Stock Issuance

The Company issued 1,000,000 shares of common stock on the conversion of $10,000 of convertible debentures.

Subsequent to the quarter ended March 31, 2005 the Company was paid the $5,000 outstanding in stock subscription receivable.

Convertible Debentures

Subsequent to the end of the quarter ended March 31, 2005 the company issued two convertible debenture for a total of $25,000. The debenture is payable in 120 days, accrues interest at 8% per annum, and converts at a discount of 50% of the closing bid on the day of conversion, or at the lowest price allowable as set by CLX Investment Company, Inc. in an effective registration statement or exemption notification as filed with the Commission for the Company's common stock on the date of conversion. The debenture is convertible at the option of the holder or the Company, and automatically converts into common stock in the event of bankruptcy or liquidation.

The Company does not consider the convertible debentures to be "Senior Securities" as defined by the Investment Company Act of 1940 since, at the Company's option, the obligation can be converted into common stock thus placing the debentures on a parity with common stock. The Company is required to maintain net asset to Senior Security coverage of 200%. If convertible debentures were deemed to be "Senior Securities" the Company's coverage would be negative, resulting in an out of compliance condition.

Advances

Subsequent to the quarter ended March 31, 2005 the Company advanced an additional $18,000 to eStrategy Solutions, Inc. against the line of credit agreement of $250,000, bringing the total advanced under the credit line to $98,950.

NOTE 7 - GOING CONCERN

The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate investments, or to secure other sources of financing such that it may commence profitable operations. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company an continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount which the owner might reasonably expect to receive for them upon their current sale. Methods which are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

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

  Where revenues and/or earnings are present, then the value shall be the greater of two point five times (2.5x) revenues or six times (6x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

  Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

The Board of Directors of the Company, using the above formula, has valued the Company's investments at $142,144. The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

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

The Company made its first portfolio acquisition on December 6, 2004, by entering into an agreement to acquire 40% of eStrategy Solutions, Inc., a four-year-old e-learning and cost recovery solutions company, in exchange for $60,000 and an agreement to provide an operating line of credit of $250,000. eStrategy Solutions, Inc is the Company's only portfolio investment at March 31, 2005.

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

RESULTS OF OPERATIONS

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004

During the quarter ended March 31, 2005, the Company incurred a net loss of $309,912 compared to a loss of $24,576 for the same quarter of 2004. The current loss is primarily due to an expense of $155,000 related to the beneficial conversion feature of new debentures and operating expenses, which were $63,307 for the quarter ended March 31, 2005. The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support. Interest expense for the quarter ended March 31, 2005 was $248,749.

The six month period ended March 31, 2005 compared to the six month period ended March 31, 2004

Revenues for the six months ended March 31, 2005 were $1,194 compared with revenues of $0 for the six months ended March 31, 2004. Operating expenses for the six months ended March 31, 2005 were $133,845, generating a net loss of $541,740, or $0.13 per share, compared with a net loss of $21,431, or $0.01 per share, for the six months ended March 31, 2004.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in the quarter ended March 31, 2005, and some of the past years and has generated an accumulated deficit of $1,229,438. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities and through the issuance of convertible debentures. The portfolio company, eStrategy Solution, is cash flow positive but will require additional funds against its line of credit to further expand its content delivery platform. Funds will also be required for additional portfolio investments. There are no assurances that such capital raising plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2005, the Company had total cash and current assets of $33,975 and current liabilities of $267,359. The Company generated cash for operations through the issuance of common stock and sale of convertible debentures. The debentures issued have varying terms of 60 days to 90 days, bear interest at 8%, and are convertible into common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through March 31, 2005, the Company raised $450,000 all of which was from convertible debentures. Of this total, $135,000 was repaid in cash, $56,000 was converted to common stock and $1,000 was written off as forgiveness of debt leaving a balance of $258,000. Subsequent to March 31, 2005, an additional $10,000 was converted to common stock. On September 13, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration. Subsequent to March 31, 2005 the company raised another $25,000 by issuing two additional convertible debentures under the same terms. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

We require additional capital in order to implement our current business plan as contemplated in this report. CLX Investment Company intends to attempt to raise funds during the third fiscal quarter of 2005 through the issuance of convertible debentures and the sale stock exempt from registration to accredited investors. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $500,000 and not more than $2,000,000, then we may not be able to operate our business in the manner described in this report. Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

PART II.

Other Information
Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the six months ended March 31, 2005, the Company issued 5,600,000 shares of common stock were issued in payment of $56,000 of convertible debentures under a Regulation E exemption. The Company also issued 200,000 shares of its common stock for cash at $.01 per share and 3,000,000 shares of restricted common stock for cash at $.005 per share.

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

None

Item 6. Exhibits and Reports on Form 8-K

99.1 Chief Executive Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.
99.2 Chief Financial Officer Certification as Adopted Pursuant to Section 302 and 906 of the Sarbanes-Oxley Act of 2002.

Item 5.02 Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officer
On March 15, 2005, the Company accepted the resignation from Steven Peacock as the Secretary of the Company and effective immediately appointed Mr. Kenneth Wiedrich as Secretary.
(Form 8-K was received on March 18, 2005)

Item 3.02 Unregistered Sale of Equity Securities and Item 3.03 Material Modifications to Rights of Security Holders
On January 28, 2005, the Company's board of directors designated ten million (10,000,000) shares of Series A Preferred Stock.
On February 1, 2005, the Company issued nine million (9,000,000) shares of Series A Preferred Stock to Michael Chavez.
(Form 8-K was received on February 15, 2005)

Item 3.02 Unregistered Sale of Equity Securities
On January 31, 2005, the Company sold a total of three million (3,000,000) shares of its unregistered common stock at a price of $0.005 per share. The shares are restricted as to their transfer and were issued exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.
(Form 8-K was received on February 2, 2005)

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 13, 2005	CLX Investment Company, Inc. By:/s/ Shane H. Traveller Shane H. Traveller Chief Executive Officer

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

Date: May 13, 2005

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

Date: May 13, 2005

/S/ Shane H. Traveller
Shane H. Traveller
Chief Financial Officer

Exhibit 99.1

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Executive Officer of CLX Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2005

/S/Shane H. Traveller
Shane H. Traveller
CHIEF EXECUTIVE OFFICER

Exhibit 99.2

CERTIFICATION

Pursuant to Sections 302 and 906 of the Corporate Fraud Accountability Act of 2002 (18 U.S.C. Section 1350, as adopted), Shane H. Traveller, Chief Financial Officer of CLX Investment Company, Inc. (the "Company"), hereby certifies that, to the best of his knowledge:

1. the Quarterly Report on Form 10-Q of the Company for the fiscal quarter ended March 31, 2005 (the Report) fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

2. the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: May 13, 2005

/S/Shane H. Traveller
Shane H. Traveller
CHIEF FINANCIAL OFFICER