Form 10-Q
period 2005-06-30
CLX INVESTMENT COMPANY, INC.
filed 2005-08-12
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2005	Commission File Number 0-9392
CLX INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive #202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
(951) 587-9100 Issuer's telephone number, including area code CLX Energy, Inc. (Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No[  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at August 8, 2005
Common Stock, $0.01 par value	16,247,634 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

June 30, 2005

CLX Investment Company, Inc.
Balance Sheets
ASSETS
	June 30,	September 30,
	2005	2004
	(Unaudited)
Current Assets
Cash	$15,593	$130,000
Total Current Assets	15,593	130,000
Equipment, Net	-	-
Investments (See Schedule)
Investments	192,789	-
Total Investments	192,789	-
Total Assets	$208,382	$130,000
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$42,539	$12,500
Accounts Payable – related party	10,000	-
Interest Payable	10,167	5,000
Convertible Debentures	278,000	135,000
Total Current Liabilities	340,706	152,500
Total Liabilities	340,706	152,500
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.01 Par Value, 9,000,000 and 0 Shares Issued and Outstanding respectively	90,000	-
Common Stock, Authorized 1,980,000,000 Shares, $0.01 Par Value, 12,997,634 and 1,197,634 Shares Issued and Outstanding respectively	129,976	11,976
Additional Paid in Capital	983,222	653,222
Retained Deficit	(1,335,522)	(687,698)
Total Stockholders' Deficit	(132,324)	(22,500)
Total Liabilities and Stockholders' Deficit	$208,382	$130,000
Net Asset Value	$(0.010)	$(0.019)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
June 30, 2005
(Unaudited)
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value		Affiliation

eStrategy Solutions, Inc.	e-Learning	49%	$62,080	$62,080	(1)	no
Total Investment			$62,080	$62,080

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit

eStrategy Solutions, Inc.	e-Learning	49%	Credit Line	$128,605		no
Interest on Credit Line				2,104
Total Loans				$130,709
TOTAL INVESTMENTS AND LOANS				$192,789

Fair value determined by the Company's Board of Directors using the following formula:

(1)- The cost of the investment
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (Unaudited)
	For the Nine Months Ended June 30,		For the Three Months Ended June 30,
	2005	2004	2005	2004
Investment Revenue	$-	$-	$-	$-
Interest Income	3,299	-	2,105
Total Revenues	3,299	-	2,105	-
Operating Expenses
General & Administrative	167,231	-	71,113	-
Professional fees	39,725	-	1,998	-
Total Operating Expenses	206,956	-	73,111	-
Net Operating Income (Loss)	(203,657)	-	(71,006)	-
Other Income (Expense)
Gain on forgiveness of Debt	1,000	-	-	-
Interest Expense	(445,167)	-	(35,078)	-
Total Other Expense	(444,167)	-	(35,078)	-
LOSS FROM CONTINUING OPERATIONS	(647,824)	-	(106,084)	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF ZERO TAX EFFECT		(16,880)		4,551
Income Tax Expense	-	-	-	-
Net Income (Loss)	$(647,824)	$(16,880)	$(106,084)	$4,551
Net Income (Loss) Per Share	$(0.10)	$(0.01)	$(0.01)	$0.00
Weighted Average Shares Outstanding	6,308,440	2,631,936	10,744,887	2,631,936

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.

Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30,2003		-	2,631,936	$ 26,319	$ 846,941	$ (663,582)
October, 2003 retirement of Treasury stock			(750)	(7)	7
September 2, 2004, sale of subsidiary for exchange of shares			(1,433,552)	(14,336)	(193,726)
Net loss for period ended September 30, 2004						(24,116)
Balance, September 30,2004		-	1,197,634	11,976	653,222	(687,698)
Stock issued on conversion of debentures, November through December, 2004 (unaudited)			600,000	6,000
Beneficial Conversion Expense related to Convertible Debentures (unaudited)					345,000
Stock issued for cash sale on January 17, 2005 (unaudited)			200,000	2,000
Preferred Stock issued February 1, 2005 (unaudited)	9,000,000	90,000
Restricted stock issued for cash on February 1, 2005 (unaudited)			3,000,000	30,000	(15,000)
Stock issued on conversion of debentures, January through March, 2004 (unaudited)			5,000,000	50,000
Stock issued on conversion of debentures, April, 2004 (unaudited)			1,000,000	10,000
Stock issued for cash sale on June, 2005 (unaudited)			2,000,000	20,000
Net Loss for period ended June 30, 2005 (unaudited)						(647,824)
	9,000,000	$ 90,000	12,997,634	$ 129,976	$ 983,222	$ (1,335,522)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Cash Flows
	For the Nine Months Ended June 30,	For the Nine Months Ended June 30,
	2005	2004
	(Unaudited)	(Unaudited)
Cash Flows from Operating Activities:
Net Loss	$(647,824)	$(16,880)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	-	19,630
Abandoned leases	-	15,918
Gain on sale of assets	-	(11,114)
Beneficial Conversion expense	345,000	-
Financing costs	90,000
Gain on write off of Debt	(1,000)	-
Bad Debt Allowance	10,000	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	-	(83,780)
Prepaid expense	-	523
Increase (Decrease) in:
Accrued expense	5,167	-
Accounts payable	40,039	60,066
Net Cash Used by Operating Activities	(158,618)	(15,637)
Cash Flows from Investing Activities:
Purchase of Property and Equipment	-	(5,908)
Proceeds from sale of property and equipment	-	25,905
Investment in subsidiary	(62,080)	-
Advances line of Credit	(130,709)	-
Net Cash Provided (Used) by Investing Activities	(192,789)	19,997
Cash Flows from Financing Activities:
Reductions to long-term debt	-	(49,000)
Cash sale of stock	37,000	-
Proceeds from convertible debentures	375,000	-
Repayments of convertible debentures	(175,000)	-
Net Cash Provided (Used) by Financing Activities	237,000	(49,000)
Increase Decrease in Cash	(114,407)	(44,640)
Cash and Cash Equivalents at Beginning of Period	130,000	227,678
Cash and Cash Equivalents at End of Period	$15,593	$183,038
Cash Paid For:
Interest	$-	$4,162
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion of convertible debentures	$66,000	-

The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

Notes to the Financial Statements

June 30, 2005 and 2004

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of CLX Investment Company, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial statements have been included.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.

a. Organization and Business Activities

CLX Investment Company, Inc. (“the Company” or “CLXN”) is an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. The Company was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Up until September 1, 2004 the Company engaged in only one industry segment and line of business; the acquisition, exploration, development and operation of oil and gas properties for its own account.

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

The Company presently has one portfolio investment: eStrategy Solutions, Inc., a four-year-old e-learning and cost recovery solutions company.

NOTE 2 - CONVERTIBLE DEBENTURES

During the quarter ended June 30, 2005, the Company issued $70,000 of convertible debentures of which $40,000 was used to retire previously issued debentures and the balance, $30,000 was used to support operations. The debentures have terms of 120 days, accrue interest at 8% per annum, and convert at a discount of 50% of the closing bid for the Company's common stock on the date of conversion. All convertible debentures are convertible at the option of the holder or the Company and automatically convert into common stock in the event of bankruptcy or liquidation. During the quarter ended June 30, 2005, the Company converted $10,000 of convertible debentures issued in private quarters into 1,000,000 shares of common stock.   The Company recorded a beneficial conversion expense of $30,000 during the quarter ended June 30, 2005 bringing the total of beneficial conversions expense recorded this fiscal year to $345,000.

The Company does not consider the convertible debentures to be “Senior Securities” as defined by the Investment Company Act of 1940 since, at the Company’s option, the obligation can be converted into common stock thus placing the debentures on a parity with common stock.  The Company is required to maintain net asset to Senior Security coverage of 200%.  If convertible debentures were deemed to be “Senior Securities” the Company’s coverage would be negative, resulting in an out of compliance condition.

NOTE 3 – EQUITY TRANSACTIONS

During the quarter ended June 30, 2005, the Company issued 1,000,000 shares of common stock on the conversion of $10,000 of convertible debentures.  The Company also issued 2,000,000 shares of common stock for a cash sale of $20,000.  This stock was issued unrestricted under the Company’s exemption from registration pursuant to Regulation E.

During the nine months ended June 30, 2005, the Company issued a total of 6,600,000 shares pursuant to its offering statement under Regulation E for the conversion of convertible debentures. The shares were issued at a conversion price of $0.01 per share.

During the nine months ended June 30, 2005 the Company also issued a total of 2,200,000 shares pursuant to its offering statement under Regulation E for the sale of common stock.  The shares were issued at a sales price of $0.01 per share.

The shares sold pursuant to the Company’s offering circular under Regulation E were sold by the Company’s officer and directors without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

During the nine months ended June 30, 2005 the Company also issued 3,000,000 restricted shares for a sale price of $0.005 per share.

NOTE 4 - SUBSEQUENT EVENTS

Stock Transactions

Subsequent to June 30, 2005 the Company issued 300,000 shares of common stock on the conversion of $3,000 of convertible debentures.  In addition, the Company also issued 1,700,000 shares of common stock for cash totaling $17,000.

Subsequent to June 30, 2005 the Company has restructured its Preferred Stock position in order to comply with the capital requirement of the Investment Company Act of 1940. The Company cancelled 100,000 shares of Series A Preferred  Stock and reissued 100,000 shares of Series B Preferred Stock, which as its sole preference has the ability to appoint a majority of the Board of Directors. Additionally, 1,250,000 shares of Series A were converted into restricted common stock of the Company and the remaining balance of 7,650,000 Series A was cancelled leaving no shares of Series A Preferred Stock issued and outstanding.

Convertible Debentures

Subsequent to June 30, 2005 the company issued a convertible debenture for $25,000. The debenture is payable in 120 days, accrues interest at 8% per annum, and converts at a discount of 50% of the closing bid on the day of conversion, or at the lowest price allowable as set by CLX Investment Company, Inc. in an effective registration statement or exemption notification as filed with the Commission for the Company's common stock on the date of conversion. The debenture is convertible at the option of the holder or the Company, and automatically converts into common stock in the event of bankruptcy or liquidation.  This brings the total to $300,000 convertible debentures outstanding.

Portfolio Investments

Subsequent to June 30, 2005 the Company advanced an additional $7,021 to eStrategy Solutions, Inc. against the line of credit agreement of $250,000, bringing the total advanced under the credit line to $199,810.

On July 15, 2005, the Company entered into a financing agreement with Action View International, Inc. (“AVWI”) wherein the Company will provide a line of credit to AVWI in the amount of $350,000. The line of credit accrues interest at 8% per annum and is to be repaid in an amount equal to the great of 25% of net monthly income (EBIT) or $25,000 per month commencing on the earlier of nine months from the date of the final draw down, or the month following the third consecutive month in which AVWI generates net income (EBIT) of at least $50,000. As consideration AVWI shall issue CLXN a total of 2,000,000 shares of AVWI restricted common stock, the shares will be issued in proportion with the line of credit being drawn upon.

NOTE 5 - GOING CONCERN

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

NOTE 6 - DISCONTINUED OPERATIONS

In September 2004, the Company disposed of its oil and gas operations and filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940. Accordingly, all operations associated with the oil and gas operations have been presented as discontinued in the accompanying financials statements.

Summary of Discontinued Operations for June 30, 2004 and for the Nine Months ended June 30, 2004

Summary of selected Balance Sheet Data:

June 30, 2004

Assets	$625,699

Liabilities	432,901
Stockholders Equity	192,798
Total Liabilities & Stockholders Equity	$625,699

Summary of Selected Income Statement Data:

	Nine Months	Three Months
	Ended	Ended
	June 30, 2004	June 30, 2004

Revenues	286,427	99,677
Operating Expenses	313,588	94,235
Other income (expenses)	10,281	(891)
Net income (loss)	(16,880)	4,551

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

Valuation of Investments

As an investment company under the Investment Company Act of 1940, the Company is not permitted to employ the “equity method” of accounting for ownership in subsidiaries.  As a result, we do not consolidate the operations and balance sheets of our portfolio investments regardless of the percent of ownership.  In lieu thereof, we are required to carry the value of our portfolio investments at “fair market value.”

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

The Board of Directors of the Company, using the above formula, has valued the Company’s investments at $192,789.  The Board has not retained independent appraisers to assist in the valuation of the portfolio investments because the cost was determined to be prohibitive for the current levels of investments.

COMPANY STRATEGY

CLX Investment Company, Inc. (“the Company” or “CLXN”) is an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. The Company was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Up until September 1, 2004 the Company engaged in only one industry segment and line of business; the acquisition, exploration, development and operation of oil and gas properties for its own account.

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

The Company made its first portfolio acquisition on December 6, 2004, by entering into an agreement to acquire 40% of eStrategy Solutions, Inc., a four-year-old e-learning and cost recovery solutions company, in exchange for $60,000 and an agreement to provide an operating line of credit of $250,000.  eStrategy Solutions, Inc is the Company's only portfolio investment at June 30, 2005.

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

Portfolio Investments

The Company presently has one portfolio investment: eStrategy Solutions, Inc., a Texas corporation specializing in the development, and marketing of e-learning software solutions. The Company owns 49% of the common stock of eStrategy Solutions, Inc., which it acquired in exchange for cash and an open line of credit.  eStrategy Solutions already has training software in place but is projecting a late January completion date for its expanded content delivery platform, which is expected to significantly increase the user capacity of its training programs.  The implementation of this new platform is expected to allow the company to expand its customer base and grow revenues unfettered by current system limitations.

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

eStrategy Solution’s market is not just limited to Texas.  The model that has been developed in Texas is applicable to all the other states as well.  The market potential for e-learning is in the billions of dollars and eStrategy Solutions is expected to grow and capture a significant percentage of its specific market segment.

RESULTS OF OPERATIONS

Quarter ended June 30, 2005 compared to quarter ended June 30, 2004

During the quarter ended June 30, 2005, the Company incurred a net loss of $106,084 compared to a profit of $4,551 for the same quarter of 2004. The current loss is primarily due to an interest expense of $30,000 related to the beneficial conversion feature of new debentures and operating expenses, which were $73,111 for the quarter ended June 30, 2005.   The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.  Interest expense for the quarter ended June 30, 2005 was $35,078.  Operations in the prior year quarter included operations of the company’s oil and gas subsidiary, which was disposed of subsequent to June 30, 2004.

The nine month period ended June 30, 2005 compared to the nine month period ended June 30, 2004

Revenues for the nine months ended June 30, 2005 were $3,299 compared with revenues of $0 for the nine months ended June 30, 2004. Operating expenses for the nine months ended June 30, 2005 were $206,956, generating a net loss of $647,824, or $0.10 per share, compared with a net loss of $16,880, or $0.01 per share, for the nine months ended June 30, 2004.   Revenues for the nine-months ended June 30, 2004 were derived from the sale of oil and gas.  Subsequent to June 30, 2004, the Company disposed of its oil and gas operations and became an investment company. As an investment company, CLX is not permitted to use the “equity method” of accounting and therefore does not consolidate the revenues and expenses of its portfolio companies regardless of ownership interest.  Revenues for CLX will therefore be limited to realized and unrealized gains on investments, dividends and interest earned, and any management fees charged to portfolio companies.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in the quarter ended June 30, 2005, and some of the past years and has generated an accumulated deficit of $1,335,522. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities and through the issuance of convertible debentures.   The portfolio company, eStrategy Solution, is cash flow positive but will require additional funds against its line of credit to further expand its content delivery platform.  Funds will also be required for additional portfolio investments.  There are no assurances that such capital raising plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2005, the Company had total cash and current assets of $15,593 and current liabilities of $340,706. The Company generated cash for operations through the sale of common stock and convertible debentures.   The debentures issued have terms of 120 days, accrue interest at 8%, and are convertible into common stock at a discount to market of 50% from the closing bid price on the date of conversion. Through June 30, 2005, the Company raised $720,000 all of which was from convertible debentures.  Of this total, $375,000 was repaid in cash, $66,000 was converted to common stock and $1,000 was written off as forgiveness of debt leaving a balance of $278,000. Subsequent to June 30, 2005, an additional $3,000 was converted to common stock.  On September 13, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration.   Subsequent to June 30, 2005 the company raised another $25,000 by issuing an additional convertible debenture under the same terms. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

We require additional capital in order to implement our current business plan as contemplated in this report. CLX Investment Company intends to attempt to raise funds during the fourth fiscal quarter of 2005 through the issuance of convertible debentures and the sale stock exempt from registration to accredited investors. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $500,000 and not more than $2,000,000, then we may not be able to operate our business in the manner described in this report.  Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Ms. Tammy Dunn and Chief Financial Officer, Mr. Kenneth Wiedrich. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

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

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the nine months ended June 30, 2005, the Company issued 6,600,000 shares of common stock in payment of $66,000 of convertible debentures. The Company also issued 2,200,000 shares of its common stock for cash of $22,000. These shares were issued pursuant to its offering statement under Regulation E.

The shares sold pursuant to the Company’s offering circular under Regulation E were sold by the Company’s officer and directors without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

During the nine months ended June 30, 2005, the Company issued 3,000,000 shares of restricted common stock for cash at $.005 per share. These shares were sold directly by the Company, and no underwriters were involved in the transaction. The Company relied on section 4(2) of the Securities Act of 1933 in making the sales of securities. No advertising or general solicitation was employed in offering the shares. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by the Company.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

Subsequent to June 30, 2005, the Company filed the following Current Reports on Form 8-K with the Securities Exchange Commission as follows:

Form 8-K filed on July 6, 2005, in which the Company announced effective July 1, 2005, Shane H. Traveller voluntarily resigned as Chief Executive Officer and President of the Company. Effective as of the same date, to fill the vacancy created by Mr. Traveller’s resignation, the Board of Directors appointed Ms. Tammy Dunn as Chief Executive Officer and President.

Form 8-K filed on July 13, 2005, in which the Company announced effective July 12, 2005, Shane H. Traveller voluntarily resigned as Chief Financial Officer of the Company. Effective as of the same date, to fill the vacancy created by Mr. Traveller’s resignation, the Board of Directors appointed Mr. Kenneth Wiedrich as Chief Financial Officer. Mr. Traveller will continue in the capacity of Chairman of the Board of Directors and Mr. Wiedrich will retain the position of Chief Financial Officer in addition to Secretary of the Company.

Form 8-K filed on August 9, 2005, in which the Company announced effective August 8, 2005, Shane H. Traveller voluntarily resigned as the Company’s Chairman of the Board of Directors. Effective as of the same date, to fill the vacancy created by Mr. Traveller’s resignation, the Board of Directors appointed Robert McCoy, an existing director of the company, as Chairman of the Board of Directors.  Also on this date, James Bickel was appointed as a member of the board and he agreed to serve.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2005	/s/ Tammy Dunn
Tammy Dunn
Chief Executive Officer

 EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Tammy Dunn, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CLX Investment Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 15, 2005	By: /s/ Tammy Dunn Tammy Dunn, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth Wiedrich, certify that:

1. I have reviewed this quarterly report on Form 10-Q of CLX Investment Company, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, the results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the small business issuer and have:

(a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c) disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: August 15, 2005	By: /s/ Kenneth Wiedrich Kenneth Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tammy Dunn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Tammy Dunn Tammy Dunn Chief Executive Officer August 15, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich Kenneth Wiedrich Chief Financial Officer August 15, 2005