Form 10-K
period 2005-09-30
CLX INVESTMENT COMPANY, INC.
filed 2005-12-29
CIK 317438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended September 30, 2005

Commission File Number: 0-9392

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

Yes [X]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as September 30, 2005 was $4,916,369, based on the last sale price of $0.05 as reported on the bulletin board.

The Registrant had 54,700,923 shares of common stock, $0.01 par value, outstanding as of December 21, 2005.

CLX Investment Company, Inc.

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and know and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause the Company’s actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of the Company.

ITEM 1.

DESCRIPTION OF BUSINESS

CLX Investment Comp.

CLX Investment Company, Inc. (“the Company” or “CLXN”) is an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company.”. The Company was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as should be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities were concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Until September 1, 2004 the Company engaged in only one industry segment and line of business; the acquisition, exploration, development and operation of oil and gas properties on its own account.

On May 24, 2004 the Company appointed new management and moved its headquarters to Temecula, CA. At the same time the Company formed CLX Oil & Gas, LLC (a wholly owned subsidiary of CLX Energy, Inc.) and transferred all of the oil and gas operations of the Company (including the assets and liabilities pertaining to such operations) into CLX Oil & Gas, LLC. On September 1, 2004 the Company sold 100% of its interest in CLX Oil & Gas, LLC to certain shareholders of the Company in exchange for shares of CLX Energy, Inc. The shareholders returned 1,433,552 shares in exchange for 100% interest in CLX Oil & Gas, LLC. The Board of Directors approved the "Securities Purchase and Sale Agreement" and also obtained a fairness opinion from Lehrer Financial and Economic Advisory Service indicating that the Securities Purchase and Sale Agreement was a fair and equitable exchange. The sale of the subsidiary has been accounted for as an asset sale transaction and all gas and oil operations are reported as discontinued operations on the financial records.

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

Investment Strategy

CLX Investments Company, Inc. intends to make strategic investments in developing companies with perceived growth potential. The Investment Committee has adopted a charter wherein these two criteria will be weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company prefers to make investments in companies where the Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company or exert some other managerial control.

As a Business Development Company, the Company is required to have at least 70% of its assets in "eligible portfolio companies." It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.

Portfolio Investments

The Company

The Company presently has three portfolio investments: eStrategy Solutions, Inc., ActionView International, Inc, and Zonda, Inc.

eStrategy Solutions, Inc.

eStrategy Solutions, Inc. is a Texas corporation specializing in the development, and marketing of e-learning software solutions. The Company owns 49% of the common stock of eStrategy Solutions, Inc., which it acquired in exchange for cash and an open line of credit.  eStrategy Solutions already has training software in place but is projecting a late January completion date for its expanded content delivery platform, which is expected to significantly increase the user capacity of its training programs.  The implementation of this new platform is expected to allow the company to expand its customer base and grow revenues unfettered by current system limitations.

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

In the State of Texas, eStrategy Solutions has focused its business strategy on a large market niche that has a clear need for low-cost, highly effective e-learning programs.   eStrategy Solutions has proven a new unique sales and pricing model that targets a defined portion of overlooked clients. By focusing on thousands of licensing regulatory agencies and certificate granting organizations, eStrategy Solutions offers enterprise level software features at low cost, and eStrategy Solutions further creates a cost-recovery method which produces funds needed to deploy a robust e-learning system.  An example of this cost-recovery method is at work with the Texas Board of Chiropractic Examiners (CE). This agency chose eStrategy Solutions to host the learning system at no cost and convert the mandatory CE course into an attractive web based delivery to thousands of chiropractic professionals. The convenience of online secure payment and 24-hour access to courses are a source of savings for the user and eStrategy splits the revenue with the agency.

eStrategy Solution’s market is not just limited to Texas.  The model that has been developed in Texas is applicable to all other states as well.  The market potential for e-learning is in the billions of dollars and eStrategy Solutions is expected to grow and capture a significant percentage of its specific market segment.

ActionView International, Inc.

On July 15, 2005, the Company entered into a financing agreement with ActionView International, Inc. (“AVWI”) wherein the Company will provide a line of credit to AVWI in the amount of $350,000. The line of credit accrues interest at 8% per annum and is to be repaid in an amount equal to the greater of 25% of net monthly income (EBIT) or $25,000 per month commencing on the earlier of nine months from the date of the final draw down, or the month following the third consecutive month in which AVWI generates net income (EBIT) of at least $50,000. In consideration AVWI shall issue CLXN a total of 2,000,000 shares of AVWI restricted common stock, the shares will be issued in proportion with the line of credit being drawn upon.

AVWI custom-designs, develops and manufactures “smart” scrolling advertising billboards.  AVWI attempts to place its signs into high traffic locations and then markets advertising space on the signs.  Advertising revenues generated from the billboards will be shared with advertising agencies, the local business partner and the location owner.  The benefit to advertisers is big, bold exposure at top tier locations at very reasonable costs. AVWI’s plan for proceeds is manufacturing the remaining billboards at the  Guangzhous airport just outside of Hong Kong and general working capital purposes.  With all 150 airport signs in place, advertising revenue is expected to be $3.9mm for the calendar year 2006.

Zonda, Inc.

On August 30, 2005, the Company entered into a financing agreement with Zonda, Inc. (“Zonda”) wherein the Company will provide a line of credit to Zonda in the amount of $500,000.  The line of credit accrues interest at 8% per annum, in consideration for the line of credit Zonda shall issue an equity position of 20% to the Company.

Zonda, Inc. is a privately held company that specializes in test products that serve the medical diagnostic (IVD), food safety, and sanitation testing markets.  Zonda is currently expanding the distribution of its product lines into broader markets around the world.  The first product that has been targeted for accelerated marketing and distribution efforts is an innovative, rapid, self-contained diagnostic device for the detection of Chlamydia.  The device, which is marketed under the HandiLab name, is superior to its competition due to its comparable accuracy, ease of use, compact design, long shelf life, rapid results and cost effectiveness.

 Employees

CLX Investment Company, Inc. has one employee Tammy Dunn, the Company’s Chief Executive Officer.  On July 1, 2005, Shane Traveller voluntarily resigned as Chief Executive Officer.  To fill the vacancy created by Shane Traveller’s resignation, the Board of Directors appointed Tammy Dunn to be the Company’s Chief Executive Officer and President.  The Company currently compensates Ms. Dunn an annual salary of $60,000 for the positions she holds.  Management of the Company expects to use consultants, attorneys, and accountants as necessary and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

Compliance with the Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly held companies and their insiders.  Many of these requirements will affect us.  For example:

-

Our chief executive officer and chief financial officer must now certify the accuracy of the financial statements contained in our periodic reports;

-

Our periodic reports must disclose our conclusions about the effectiveness of our controls and procedures;

-

Our periodic reports must disclose whether there were significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses; and

-

We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

The Sarbanes-Oxley Act has required us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder.  We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we are in compliance therewith.

Code Of Ethics, Audit Committee Charter And Investment Committee Charter

The Board of Directors of the Company adopted a Code of Ethics, an Audit Committee Charter and an Investment Committee Charter.

The Code of Ethics in general prohibits any officer, director or advisory person (collectively,  "Access Person") of the Company from acquiring any interest in any security which the Company (i) is considering a purchase or sale thereof,  (ii) is being purchased or sold by the Company, or (iii) is being sold short by the Company.  The Access Person is required to advise the Company in writing of his or her acquisition or sale of any such security. CLX Investment Company’s code of ethics is filed as an exhibit to this Form 10-K.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-K. CLX Investment Company’s audit committee charter is filed as an exhibit to this Form 10-K.

 The Investment Committee shall have oversight responsibility with respect to reviewing and overseeing the Company's contemplated investments and portfolio companies on behalf of the Board and shall report the results of their activities to the Board.  Such Investment Committee shall (i) have the ultimate authority for and responsibility to evaluate and recommend investments, and (ii) review and discuss with management (a) the performance of portfolio companies, (b) the diversity and risk of the Company's investment portfolio, and, where appropriate, make recommendations respecting the role or addition of portfolio investments and (c) all solicited and unsolicited offers to purchase portfolio companies. CLX Investment Company’s investment committee charter is filed as an exhibit to this Form 10-K.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company does not own any real estate or other physical properties materially important to our operation.  Our offices are located at 43180 Business Park Drive, Suite 202, Temecula, CA 92590, where the Company occupies office space of approximately 2,337 square feet pursuant to its Management Agreement with Javelin Advisory Group.  Management believes these office facilities are suitable and adequate for our present business needs.

ITEM 3.

LEGAL PROCEEDINGS

The Company is neither currently subject to any legal proceedings nor, to our knowledge, is any material legal action threatened against us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “CLXN”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter from September 2003 to September 30, 2005, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
9/30/2003	0.25	0.10	0.25
12/31/2003	0.25	0.21	0.21
3/31/2004	0.35	0.21	0.25
6/30/2004	0.35	0.21	0.21
9/30/2004	0.21	0.18	0.18
12/31/2004	0.35	0.01	0.06
3/31/2005	0.06	0.01	0.03
6/30/2005	0.03	0.01	0.03
9/30/2005	0.08	0.01	0.05

Holders of record

As of September 30, 2005 there were approximately 751 shareholders of the Company’s common stock.

Dividends

The Company paid a stock dividend based on a 1-for-3 distribution where it distributed one share of restricted common stock for each three share of common stock held on September 30, 2005.  This was done to increase the market capitalization of the Company as well as reward shareholders for their continued support.

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

As of September 30, 2005 CLX Investment Company, Inc had 53,428,584 shares of common stock outstanding including 13,364,283 shares of restricted common that were issued in regard to the 1-for-3 stock dividend.

ITEM 6.

SELECTED FINANCIAL DATA

Financial Position as of September 30:
	2005	2004	2003	2002	2001
Total asset	$ 586,012	$ 130,000	$ 386,048	$ 766,703	$ 1,803,689
Total liabilities	$ 491,698	$ 152,500	$ 420,875	$ 489,793	$ 939,924
Net assets	$ 94,314	$ (22,500)	$ (34,827)	$ 276,910	$ 863,765
Net asset value per outstanding share	$ 0.002	$ 0.019	$ (0.013)	$ 0.105	$ 0.341
Shares outstanding, end of fiscal year	53,428,582	1,197,634	2,631,936	2,631,936	2,531,936

Operating Data for year ended September 30(1):
	2005	2004	2003	2002	2001
Total investment income	$ 7,502	$ 22,500	-	-	-
Total expenses	$ 1,050,826	$ 24,116	-	-	-
Net operating (loss) income	$ (985,674)	-	$ 60,341	$ (368,855)	$ 4,540
Total tax expense (benefit)	-	-	-	-	-
Stock Dividends	$ (668,214)	-	-	-	-

(1) The Company began operating as a Business Development Company on September 13, 2004, all prior period figures are based on prior operations.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K.

OVERVIEW

On September 13, 2004, the Company’s Board of Directors elected to be regulated as a business investment company under the Investment Company Act of 1940.  As a business development company (“BDC”), the Company is required to maintain at least 70% of its assets invested in “eligible portfolio companies” which are loosely defined as any domestic company that is not publicly traded or has assets of less than $4 million.

In September 2004, management recognized a deficiency in liquidity. Such deficiency has been noted in the notes to the financial statements and the audit opinion of the Form 10-K for the period ending September 30, 2004 filed with the Securities Exchange Commission on January 14, 2005.  To remedy this situation, the Board of Directors authorized management to file Form 1-E with the Commission notifying it of the Company’s intent to sell up to $5 million of the Company’s common stock under a Regulation E exemption.

CLX Investment Company, Inc. presently has three portfolio investments: eStrategy Solutions, Inc, ActionView International, Inc. and Zonda, Inc.  Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.

Currently, there are no commitments for material expenditures. It should be noted the Company’s auditors HJ associates & Consultants, LL.P. have expressed in their audit opinion letter there is substantial doubt about the Company’s ability to continue as a going concern.

Managerial Assistance

As a business development company we will offer and provide upon request managerial assistance to certain of our portfolio companies.  As defined under the 1940 Act, managerial assistance means providing “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”

Management Agreement

On September 13, 2004, the Company entered into a management agreement with Javelin Advisory Group, Inc., to furnish the Company with office facilities and equipment, and clerical, and record keeping services at such facilities.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.

RESULT OF OPERATIONS

Operating Expenses

General and administrative expenses (“G&A”) were $20,039 for the 12 months ended September 30, 2005.

For the year ended September 30, 2005 the Company had a net loss of $985,674 compared to a net loss of $24,116 for the year ended September 30, 2004.  The net loss is primarily interest expense due to the beneficial conversion feature of convertible debentures.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of September 30, 2005 the Company had $491,698 in current liabilities which exceeded current assets by $24,916.  The Company has accumulated $1,616,232 of net operating losses through September 30, 2005 which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

RISK FACTORS

We are subject to various risks that may materially harm our business, financial condition and results of operations.  You should carefully consider the risks and uncertainties described below and other information in this filing before deciding to purchase our common stock.  If any of these risks or uncertainties actually occurs, our business, financial condition or operating results could be materially harmed.  In that case, the trading price of our common stock could decline and you could lose all or part of your investment.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2005 fiscal year was $985,674 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our September 30, 2005 financial statements included an explanatory paragraph indicating t there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our Common Stock May Be Affected By Limited Trading Volume and May Fluctuate Significantly

Prior to this offering there has been a limited public market for our common stock and there can be no assurance an active trading market for our common stock will develop.  This could adversely affect our shareholders' ability to sell our common stock in short time periods or possibly at all.  Our common stock has experienced and is likely to experience significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance.  We also believe that factors such as quarterly fluctuations in our financial results and changes in the overall economy or the condition of the financial markets could cause the price of our common stock to fluctuate substantially. Substantial fluctuations in our stock price could significantly reduce the price of our stock.

Our Common Stock is Traded on the "Over-the-Counter Bulletin Board," Which May Make it More Difficult For Investors to Resell Their Shares Due to Suitability Requirements

Our common stock is currently traded on the Over the Counter Bulletin Board (OTCBB) where we expect it to remain in the foreseeable future. Broker-dealers often decline to trade in OTCBB stocks given the market for such securities is often limited, the stocks are more volatile, and the risk to investors is greater.  These factors may reduce the potential market for our common stock by reducing the number of potential investors.  This may make it more difficult for investors in our common stock to sell shares to third parties or to otherwise dispose of their shares.  This could cause our stock price to decline.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Tammy Dunn, our Chief Executive.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Ms. Dunn.

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

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our executive officers and directors have the ability to appoint a majority to the Board of Directors.  Accordingly, our directors and executive officers, whether acting alone or together, may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our Board for approval, including issuing common and preferred stock, appointing officers, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and the power to prevent or cause a change in control.  The interests of these board members may differ from the interests of the other stockholders.

RISKS RELATED TO OUR OPERATION AS A

BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, neither are we limited to the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

Our Investments May Not Generate Sufficient Income to Cover Our Operations

We intend to make investments in qualified companies that will provide the greatest overall return on our investment.  However, certain of those investments may fail, in which case we will not receive any return on our investment.  In addition, our investments may not generate income either in the immediate future or at all.  As a result, we may have to sell additional stock or borrow money to cover our operating expenses.  The effect of such actions could cause our stock price to decline or, if we are not successful in raising additional capital, we could cease to continue as a going concern.

ITEM 8.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of September 30, 2005 are as follows:

Name	Age	Position
Tammy Dunn	40	Chief Executive Officer and President
Kenneth C. Wiedrich	59	Chief Financial Officer and Secretary
James Bickel	65	Director
Robert McCoy	57	Chairman of the Board of Directors
Arthur Stone	55	Director

The business experience of each of the persons listed above is as follows:

Tammy Dunn, Chief Executive Officer and President - Ms. Dunn has over 17 years of extensive experience serving in both public and private companies, acquisitions and development, mergers, private placements and in working with current and conversion companies to a Business Development Company under the Investment Act of 1940. Ms Dunn attended Mid-South Christian College in Senatobia, MS where she studied theology.  From 1985 to 1986 she attended Louisiana State University and studyied marketing.  From 1986 to 1988 she lived in Tokyo, Japan and attending the Intercultural Institute of Japan for two years where she attained a certificate degree in language and holds a conversational command of the Japanese language.

Ken Wiedrich, CFO and Secretary – Mr. Wiedrich has over 33 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Weidrich has experience in the use of several automated accounting systems including MAS90, Peachtree, and QuickBooks. Mr. Weidrich has experience with governmental cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc., he was responsible for the day–to-day administrative functions of the company as well as all accounting and financial aspects of the business. Mr. Weidrich was involved in raising money through private placement and long-term financing for Ri-Tech.

James Bickel, Director - Mr. Bickel has over 40 years of experience in sales and senior management positions with manufacturing-based companies: Allison Spring and Manufacturing (1968-1973), Bicor Machinery and Manufacturing (1974-1979), and Keel Corporation (1980-1986), all California based manufacturing companies of high-tech metal parts and assemblies. From 1986 to 2002 Mr. Bickel served as vice president of Uniglobe USA and president of Uniglobe Midpacific and assisted in building a national travel franchise system with over 900 locations.  He later built a golf retail franchise system. Since 2002 Mr. Bickel has acted as vice president and secretary of the World Health and Education Foundation and as vice chairman of MedChannel LLC, a medical device company serving radiology and surgical markets.

Robert McCoy, Chairman of the Board of Directors –  Mr. McCoy is an experienced senior executive.  As president of Marquis Elevator, Inc. from 1975 to 1990, he built and later sold the largest independent elevator company in Nevada.  Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas, NV from 1990 to 1996.  Since 1996, Mr. McCoy has served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area.  Mr. McCoy is a graduate of the University of Tennessee.

Arthur Stone, Director - Mr. Stone is a seasoned entrepreneur and business executive with a strong background in product engineering and development.  He is currently the President and Chief Executive Officer of Stone Technologies Corporation in Austin, TX, a position he has held since 1991.  Stone Technologies develops, engineers and brings to market new products in the security and RF data transmission industries. Prior to entering the business field, Mr. Stone served six years in law enforcement.  He has a degree in electrical engineering from the University of Texas.

Meetings

During the year ended September 30, 2005 the Board of Directors met informally on four occasions, all actions were taken by resolution of unanimous consent in lieu of board meetings.

Compensation Of Directors

Our independent directors are compensated $1,000 each per month for services provided as a Director.  Our independent directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal years ended September 30, 2005, 2004 and 2003.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
E.J. Henderson(1)	2003	$48,000	$-0-	$-0-	--	--	--
President, Chief Executive Officer and Chief Financial Officer	2004	$-0-	$-0-	$-0-	--	--	--

Shane H. Traveller(2)	2004	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer	2005	$-0-	$-0-	$-0-	--	--	--

Steven Peacock(3)	2004	$-0-	$-0-	$-0-	--	--	--
Secretary	2005	$-0-	$-0-	$-0-	--	--	--

Tammy Dunn(4) President and Chief Executive Officer	2005	$60,000	$-0-	$-0-	--	--	--

Kenneth Wiedrich(5)	2005	$-0-	$-0-	$-0-	--	--	--
Secretary and Chief Financial Officer

(1) Mr. E.J. Henderson served as Chief Executive Officer from inception to May 2004.

(2) Mr. Traveller served as Chief Executive Officer from May 2004 to July 2005.

(3) Mr. Peacock served as Secretary from May 2004 to July 2005.

(4) Ms. Dunn was named President and Chief Executive Officer in July 2005.

(5) Mr. Wiedrich was named Secretary in March 2005 and Chief Financial Officer in July 2005.

Employment Contract

Tammy Dunn, the Company’s Chief Executive Officer and President entered into an employment contract with the Company effective July 1, 2005.  The terms of the agreement provide for an annual salary of $60,000 and the agreement is effective through July 2006.  The agreement will be extended to July 2007, if agreed to by both parties.

Indemnification

As permitted by the provisions of the General Corporation Law of the State of Colorado, the Company has the power to indemnify any officer or director who was or is a party to or threatens to become a party to any threatened, pending or completed action, suit or proceeding whether civil, criminal, administrative or investigative, by reason of the fact that the officer or director of the corporation acted in good faith and in a manner reasonably believed to be in or not opposed to the best interest of the Company.  Any such person may be indemnified against expenses, including attorneys’ fees, judgments, fines and settlements in defense of any action, suit or proceeding.  The Company does not maintain directors and officers’ liability insurance.

Compliance With Section 16(a) of the Securities Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires CLX Investment Company's executive officers, directors, and persons who own more than ten percent (10%) of a registered class of CLX Investment Company's equity securities to file an initial report of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "SEC"). Such officers, directors and ten percent (10%) shareholders are also required by the SEC rules to furnish CLX Investment Company with copies of all Section 16(a) forms they file.

Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, CLX Investment Company believes its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended September 30, 2005.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

                The following table sets forth information, to the best knowledge of the Company, as of December 21, 2005 with respect to each person known by CLX Investment Company, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Tammy Dunn CEO and Chairman	510,500	Common	*
Kenneth Wiedrich CFO and Secretary	-0-	Common	*
Robert McCoy Director	250,000	Common	*
James Bickel Director	250,000	Common	*
Arthur Stone Director	250,000	Common	*
All directors and executive officers (5persons)	1,260,500	Common	2%
*Denotes less than 1%

(1) Unless indicated otherwise, the address for each of the above listed is c/o CLX Investment Company, Inc at 43180 Business Park Dr., Suite 202, Temecula, CA 92590.

(2) The above percentages are based on 54,700,923 shares of common stock.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company’s officers and directors are subject to the doctrine of corporate opportunities only insofar as it applies to business opportunities in which the Company has indicated an interest, either through its proposed business plan or by way of an express statement of interest contained in the Company’s minutes. If directors are presented with business opportunities that may conflict with business interests identified by the Company, such opportunities must be promptly disclosed to the Board of Directors and made available to the Company. In the event the Board shall reject an opportunity that was presented to it and only in that event, any of the Company’s officers and directors may avail themselves of such an opportunity. Every effort will be made to resolve any conflicts that may arise in favor of the Company. There can be no assurance, however, that these efforts will be successful.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2005 and reviews of the financial statements included in the Company's Forms 10-K for fiscal 2004 were approximately $22,163 and  $4,500, respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2005 and 2004 were $0 and $0, respectively.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.
4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed.
14	Code of Ethics adopted December 7, 2004	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted December 7, 2004	Filed herewith
99.2(ii)	Investment Committee Charter adopted December 7, 2004	Filed herewith

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLX INVESTMENT COMPANY, INC.

By:/s/ Tammy Dunn Tammy Dunn Chief Executive Officer

Dated: December 29, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	December 29, 2005

/s/ James Bickel
James Bickel	Director	December 29, 2005

/s/ Arthur Stone
Arthur Stone	Director	December 29, 2005

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Tammy Dunn, certify that:

(1)   I have reviewed this annual report on Form 10-K of CLX Investment Company, Inc.;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 29, 2005	By: /s/ Tammy Dunn
Tammy Dunn, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth Wiedrich, certify that:

(1)   I have reviewed this annual report on Form 10-K of CLX Investment Company;

(2)  Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

(3)  Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

(4)  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its unconsolidated investments, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

     (b)  Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

     (c)  Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

     (d)  Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

(5)  The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

     (a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     (b)  Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: December 29, 2005	By: /s/ Kenneth Weidrich
Kenneth Weidrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-K for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Tammy Dunn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Tammy Dunn

Tammy Dunn

Chief Executive Officer

December 29, 2005

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-K for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth Weidrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Weidrich

Kenneth Weidrich

Chief Financial Officer

December 29, 2005

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

September 30, 2005, 2004 and 2003

C O N T E N T S

Reports of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-5

Schedule of Investments

F-6

Statements of Operations

F-7

Statements of Stockholders’ Equity (Deficit)

F-8

Statements of Cash Flows

F-9

Notes to the Financial Statements

F-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CLX Investment Company, Inc.

Temecula, CA

We have audited the accompanying balance sheets of CLX Investment Company, Inc.   (the Company) as of September 30, 2005 and 2004 and the related statements of operations, stockholders’ equity (deficit) and cash flows for the year ended September 30, 2005, and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed more fully in Note 2 to the financial statements, investments and advances amounting to $400,163 (68% of net assets) at September 30, 2005 have been valued at fair value as determined by the Board of Directors.  We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2005 and 2004 and the results of its operations and its cash flows for the years ended September 30, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, the Company has no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 7.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ Associates & Consultants, LLP

Salt Lake City, Utah

December 22, 2005

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

EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado

December 22, 2003

CLX Investment Company, Inc. Balance Sheets ASSETS
	September 30,	September 30,
	2005	2004
Current Assets
Cash	$185,849	$130,000
Advances on credit lines-nonaffiliates	280,933	-
Total Current Assets	466,782	130,000
Investments (See Note2)
Investments - nonaffiliates	119,230	-
Total Investments	119,230	-
Total Assets	$586,012	$130,000
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$40,738	$12,500
Accounts Payable - related party	1,000	-
Interest Payable	14,072	5,000
Notes payable related party	10,000
Convertible Debentures	425,888	135,000
Total Current Liabilities	491,698	152,500
Total Liabilities	491,698	152,500
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 20,000,000 Shares, $0.01 Par Value, 100,000 and 0 Shares Issued and Outstanding respectively	1,000	-
Common Stock, Authorized 1,980,000,000 Shares, $0.01 Par Value, 53,428,584 and 1,597,130 Shares Issued and Outstanding respectively	534,285	15,971
Additional Paid in Capital	1,232,401	649,227
Retained Deficit	(1,673,372)	(687,698)
Total Stockholders' Equity (Deficit)	94,314	(22,500)
Total Liabilities and Stockholders' Equity (Deficit)	$586,012	$130,000
Net Asset Value	$0.002	$(0.014)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
September 30, 2005
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Non affiliated companies:
eStrategy Solutions, Inc.	e-Learning	49%	$62,080		$62,080
ActionView International, Inc.	Advertising	9%	-	(1)	57,150	(2)
Zonda, Incorporated	Medical diagnostic	20%	-	(3)	-
Total Investment			$62,080		$119,230

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit
Non affiliated companies:
eStrategy Solutions, Inc.	e-Learning	49%	Credit Line		$155,626
Interest on Credit Line					5,061
ActionView International, Inc.	Advertising	9%	Credit Line		100,000
Interest on Credit Line					1,153
Zonda, Incorporated	Medical diagnostic	20%	Credit Line		19,000
Interest on Credit Line					93
Total Loans					$280,933
TOTAL INVESTMENTS AND LOANS					$400,163

(1) The Company will receive 2,000,000 shares of restricted common stock of AVWI for providing a $350,000 line of credit.
The Company has only extended $100,000 on the line of credit as of September 30, 2005 and as a result ActionView has only issued 571,500 shares of its restricted common stock.

(2) The fair value of the shares received from AVWI is $57,150 (571,500 shares @ $0.10)
(3) The Company received 20% ownership in Zonda, Inc. for providing a $500,000 line of credit

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations
	For the Year Ended September 30,
	2005	2004	2003

Investment Revenue	$-	$-	$-
Interest Income from non-affiliates	7,502	-	-
Total Interest Income	7,502	-	-
Total Revenues	7,502	-	-
Operating Expenses
General & Administrative	20,039	-	-
Management service fee	139,920	-	-
Bad debt expense	10,000	-	-
Investor relations	35,900	-	-
Marketing and promotions	51,500	-	-
Professional fees	69,507	17,500	-
Total Operating Expenses	326,866	17,500	-
Net Operating Income (Loss)	(319,364)	(17,500)	-
Other Income (Expense)
Unrealized gain on non affiliated investment	57,150	-	-
Gain on extinguishments of Debt	5,716	-
Interest Expense	(729,176)	(5,000)	-
Total Other (Expense)	(666,310)	(5,000)	-
LOSS FROM CONTINUING OPERATIONS	(985,674)	(22,500)	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF ZERO TAX EFFECT		(1,616)	55,625
Income Tax Expense	-	-	-
Net Income (Loss)	$(985,674)	$(24,116)	$55,625
Net Income (Loss) Per Share	$(0.08)	$(0.01)	$0.02
Weighted Average Shares Outstanding	11,995,276	3,362,701	3,509,873
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30, 2003	-		$3,509,873	$ 35,098	$ 838,162	$ (663,582)
October, 2003 retirement of Treasury stock	-	-	(1,000)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,911,743)	(19,117)	(188,945)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1,597,130	15,971	649,227	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,334,996	93,350	(23,350)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	696,888	-
Common Stock issued for extinguishments of debt	-	-	1,333,571	13,336	(3,336)	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,495,211	354,952	(57,852)	-
Preferred Stock issued February 1, 2005	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,000,712	40,007	(25,007)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,666,964	16,670	(4,170)	-
Stock dividend, September 30, 2005, date of record	-	-	-	-	-	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(985,674)
Balance, September 30, 2005	100,000	$ 1,000	53,428,584	$ 534,285	$ 1,232,401	$ (1,673,372)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows For the Year Ended September 30,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Income (Loss)	$(985,674)	$(24,116)	$55,625
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	-	-	59,491
Loss on impairment of assets	-	-	6,710
Gain on sale of assets	-	-	(5,765)
Unrealized gain on investment - non affiliated	(57,150)	-	-
Beneficial Conversion expense	696,888	-	-
Financing costs	13,500	-	-
Gain on extinguishments of Debt	(5,716)	-	(30,379)
Bad Debt Allowance	10,000	-	-
Cumulative effect of accounting changes	-	-	10,620
Change in Assets/Liabilities from discontinued operations	-	28,683	-
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Accounts receivable	-	-	13,829
Prepaid expense	-	-	(81)
Increase (Decrease) in:
Accrued expense	13,788	5,000	-
Accounts payable	29,238	12,500	(83,526)
Net Cash Provided (Used) by Operating Activities	(285,126)	22,067	26,524
Cash Flows from Investing Activities:
Purchase of Property and Equipment	-	-	(23,375)
Proceeds from sale of property and equipment	-	-	7,160
Change in cash from discontinued operations	-	(254,745)	-
Additions to other Assets	-	-	(696)
Investment in subsidiary	(62,080)	-	-
Advances line of Credit	(280,933)	-	-
Net Cash Used by Investing Activities	(343,013)	(254,745)	(16,911)
Cash Flows from Financing Activities:
Reductions to long-term debt	-	-	(96,000)
Cash sale of stock	312,100	-	-
Proceeds from convertible debentures	696,888	135,000	-
Repayments of convertible debentures	(335,000)	-	-
Proceeds from related party	10,000	-	-
Net Cash Provided (Used) by Financing Activities	683,988	135,000	(96,000)
Increase (Decrease) in Cash	55,849	(97,678)	(86,387)
Cash and Cash Equivalents at Beginning of Period	130,000	227,678	314,065
Cash and Cash Equivalents at End of Period	$185,849	$130,000	$227,678
Cash Paid For:
Interest	$-	$-	$23,685
Income Taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion of convertible debentures	$70,000	-	$-
The accompanying notes are an integral part of these financial statements

CLX INVESTMENT COMPANY, INC.

 Notes to the Financial Statements

September 30, 2005, 2004 and 2003

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

a)    Organization and Business Activities

The Company was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. In 1993 the name of the Company was changed to CLX Energy, Inc. Until 2004, the Company engaged solely in the acquisition, exploration, development and operation of oil and gas properties for its own account.

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

On September 13, 2004, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940. Additionally, on September 13, 2004, the Company registered an offering circular with the SEC for up to 500,000,000 shares of common stock under Regulation E of the Investment Act to raise capital and to make investments in eligible emerging or early-stage companies in various fields of business.  In anticipation of the election to become a BDC, the Company on September 1, 2004 changed its name to CLX Investment Company, Inc. to properly reflect the nature of its business.

As a business development company ("BDC"), the Company is required to maintain at least 70% of its assets invested in "eligible portfolio companies", which are loosely defined as any domestic company which is not publicly traded or that has assets less than $4 million.

b)

Revenue Recognition

Prior to the discontinuation of operations on September 1, 2004 (See Note 6), the Company's revenue was created primarily from the sale of oil and gas. The Company recognized revenues the time of sale. Revenue was recorded at the completion of the sale and as the amounts were determined to be receivable.

The Company recognizes income and expense on the accrual basis of accounting.  As a business development company, the Company will recognize revenues from several sources. Management fees will be recognized when earned, dividends from portfolio investments will be recognized when declared and interest income on loans to portfolio companies will be accrued and compounded quarterly. Increases and decreases in the market value of the Company's portfolio investments will be recognized as unrealized gains or losses until the time of disposition. See Note 2 for a discussion on the recognition methods of the Company for increases and decreases in the market value of the portfolio companies.

c)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2005 the company had $185,849 cash deposited in our checking account.

d)

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

e)     Fixed Assets

None

f)

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

	2005	2004	2003
Loss from operations	$(985,674)	$(22,500)	$-
Profit (Loss) from discontinued operations	$-	$(1,616)	$55,625
Loss per share
Loss from operations	$(0.08)	(0.01)	-
Loss from discontinued operations	-	(0.00)	0.02
Total loss per share	$(0.08)	$(0.01)	$0.02
Weighted Average Number of Shares Outstanding	11,995,276	3,362,701	3,509,873

g)

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

Net deferred tax assets consist of the following components as of September 30, 2005 and 2004:

	2005	2004
Deferred tax assets:
NOL Carryover	$322,000	$199,800
Deferred tax liabilities:
Valuation allowance	(322,000)	(199,800)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2005 and 2004 due to the following:

	2005	2004
Book income	$(362,129)	$(9,405)
Other	122	(312)
Beneficial Conversion	284,380
Unrealized gains	(44,573)
Valuation allowance	122,200	4,296
Stock for services	-	5,421
	$-	$-

At September 30, 2005, the Company had net operating loss carryforwards of approximately $872,000 that may be offset against future taxable income from the years 2006 through 2026.  No tax benefit has been reported in the September 30, 2005 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

h)

Recent Accounting Pronouncements

During the year ended September 30, 2005, the Company adopted the following accounting pronouncements:

SFAS No. 123 -- In December 2004, FASB issued a revision to SFAS 123 “Share-Based Payment”. This Statement is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.” This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers’ Accounting for Employee Stock Ownership Plans. The adoption of this revision did not have a material impact on the Company’s financial statements.

SFAS No. 153 -- In December 2004, FASB issued SFAS 153 “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29”.  The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of SFAS 153 did not have any impact on the Company’s financial statements.

SFAS No. 152 -- In December 2004, FASB issued SFAS 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 152 will have any impact on the Company’s financial statements.

SFAS No. 151 -- In November 2004, the FASB issued SFAS 151 “Inventory Costs—an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe adoption of SFAS 151 will have any impact on the Company’s financial statements.

SFAS No. 150 -- In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity.”  This new statement changes the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity or classifications between liabilities and equity in a section that has been know as “mezzanine capital.”  It requires that those certain instruments be classified as liabilities in balance sheets.  Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003.  The adoption of SFAS 150 did not have any impact on the Company’s financial statements.

SFAS No. 149 -- In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”.  This Statement is effective for contracts entered into or modified after June 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003, with certain exceptions.  The adoption of SFAS 149 did not have any effect on the Company’s financial statements.

SFAS No. 46 -- In January 2003, the FASB issued Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46), which addresses consolidation by business enterprises of variable interest entities.  FIN 46 clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to certain entities in which equity investors do not have the Characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  FIN 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date.  It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.  The Company has not identified and does not expect to identify any variable interest entities that must be consolidated.

FASB Interpretation No. 45 --  “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an Interpretation of FASB Statements No. 5, 57 and 107”.  The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002.  The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002.  The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

During the year ended September 30, 2004, the Company adopted the following Emerging Issues Task Force Consensuses:  EITF Issue No. 00-21 “Revenue Arrangements with Multiple Deliverables”, EITF Issue No. 01 –8 “ Determining Whether an Arrangement Contains a Lease”, EITF Issue No. 02-3 “Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities”, EITF Issue No. 02-9 “Accounting by a Reseller for Certain Consideration Received from a Vendor”, EITF Issue No. 02-17,  “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination”,  EITF Issue No. 02-18 “Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition”, EITF Issue No. 03-1, “The Meaning of Other Than Temporary and its Application to Certain Instruments”, EITF Issue No. 03-5, “Applicability of AICPA Statement of Position 9702, ‘Software Revenue Recognition’ to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software”, EITF Issue No. 03-7, “Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock”, EITF Issue No. 03-10, “Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.  These newly issued accounting pronouncements had no effect on the Company’s current financial statements and did not impact the Company.

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2005, the Company had investments in three portfolio companies.  Each of the portfolio companies qualifies as an “eligible” portfolio investment as defined by the Investment Company Act of 1940.   As a result, the Company’s investment portfolio meets the Act’s requirement that at least 70% of the Company’s assets be invested in eligible companies.

As required by ASR 118, the Board of Directors of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such intervals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

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

Finally, the directors consider whether the value of the investment should be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.

The Company’s Board of Directors has evaluated each of these criteria for the Company’s portfolio investments for which there is no readily available market data.  The investments in the accompanying financial statements are carried at fair market value as best determined by the directors.

NOTE 3 - CONVERTIBLE DEBENTURES

During the year ended September 30, 2005, the Company issued $696,888 of convertible debentures of which $135,000 was used to retire previously issued debentures and the balance, was used to support operations and for investment into portfolio companies. The debentures were issued with terms of 120 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company's common stock on the date of conversion.  During the year ended September 30, 2005, the Company converted $70,000 of convertible debentures issued into 9,334,996 shares of common stock.   The Company recorded a beneficial conversion expense of $696,888 during this fiscal year.  As of September 30, 2005, the Company had $425,888 in convertible debentures issued and outstanding.

The Company does not consider the convertible debentures to be “Senior Securities” as defined by the Investment Company Act of 1940 since, at the Company’s option, the obligation can be converted into common stock thus placing the debentures on a parity with common stock.  The Company is required to maintain net asset to Senior Security coverage of 200%.  If convertible debentures were deemed to be “Senior Securities” the Company’s coverage would be negative, resulting in an out of compliance condition.  Subsequent to September 30, 2005, the Company restructured $200,000 of the debentures into promissory notes bearing interest at 8% per annum and due October 1, 2006.  The balance of $225,888 was converted into 22,588,800 shares of common stock.  Such shares of stock are being held in escrow for the benefit of the debenture holder with the right to vote such shares being retained by the Company’s Board of Directors.  As a result of this transaction, the Company presently has net asset coverage of 200% on senior securities as required by the Act.

NOTE 4 - COMMITMENTS AND CONTINGENCIES

The Company signed a management agreement with Javelin Advisory Group to provide administrative support and facilities for a flat fee of $10,000 per month. The company also has a consulting agreement with an independent contractor for $2,500 per month.   The following table identifies the minimum financial obligation of these contracts for the next five years:

2006	$10,000
2007	10,000
2008	0
2009	0
2010	0
$20,000

The Company has advanced money against lines of credit to all three of its portfolio companies.   The Company has committed to advance a total of $1,100,000 on these lines of credit of which it had advanced $184,626 as of September 30, 2005.  Subsequent to September 30, 2005, an additional $198,218 was advanced leaving a balance of $717,156 that can be drawn against.   The Company’s obligation to provide further advances are based on the portfolio companies cash requirements, meeting certain operational milestones, and adhering to budgets.

NOTE 5 - EQUITY TRANSACTIONS

Stock Options:

During the 1994 fiscal year the Company adopted an employee incentive stock option plan that provides for the issuance to employees, including officers, of up to 10 percent of the issued and outstanding shares of common stock in accordance with the plan. Under this plan, options are exercisable at market price of the Company's common stock on the date of grant, have a term of ten years and are earned over a five-year period.  During the year ended September 30, 2005, all outstanding stock options were retired.

A summary of stock options information follows:

	September 30, 2005		September 30, 2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	193,000	$0.10	193,000	$0.10
Granted	-	-	-	-
Retired	193,000	$0.10	-	-
Forfeited	-	-	-	-
Expired		-	-	-
Outstanding at end of Period	-	-	193,00	$0.10
Weighted average fair value of options granted during the year	-	-	-	-

Common Stock:

On September 2, 2004, the Company received back 1,911,743 shares of the company from certain stockholders in exchange for all of the units of CLX Oil and Gas, LLC.  The shares were subsequently cancelled leaving a total of 1,597,130 shares of common stock outstanding after the transaction.

During 2004, the Company purchased, without recourse, a $10,000 receivable from an unrelated third party in exchange for an equivalent amount of common stock.  During 2005, after numerous unsuccessful attempts to collect the receivable, the Company elected to write off the account as bad debt.  The Company issued 1,000,000 shares of common stock to retire the debt.

During the year ended September 30, 2005, the Company issued a total of 51,831,454 shares of common stock for cash of $312,100 and the extinguishment of debentures totaling $506,888.   The common stock was issued under an exemption from registration pursuant to Regulation E.  The shares sold pursuant to the Company’s offering circular under Regulation E were sold by the Company’s officers without the assistance of any broker dealers. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular.

On February 1, 2005 the Company issued 4,000,712 shares of restricted common stock for $15,000.  At the time of the sale, this price represented a 50% discount from the closing bid price.  Of the shares sold, 2,667,141 shares were sold to unaffiliated third parties and 1,333,571 shares were sold to the Company’s then Chief Executive Officer on terms equivalent as those offered to the third parties.

The Company issued a stock dividend wherein shareholders of record on September 30, 2005 were issued one share of common for every three shares owned.  The Company accounted for this as though it were a stock split and all references to common stock have been retroactively stated.

Preferred Stock:

On February 1, 2005, the Company issued 9,000,000 shares of preferred stock designated Series A Preferred to an unaffiliated third party as part of a $500,000 debt financing commitment.  The Series A Preferred stock was convertible into common stock on a 1:1 basis and had the ability to appoint two Directors to the Company’s Board.  On August 8, 2005, the Company and the Series A Preferred holder mutually agreed to cancel the Series A Preferred since there was concern that the convertible nature of the Series A could violate certain provisions of the Investment Company Act of 1940.  As a result, 8,900,000 shares of Series A Preferred stock were cancelled.  The remaining 100,000 shares of Series A Preferred were converted into 100,000 shares of newly designated Series B Preferred that has, as its only preference, the ability to appoint two Directors to the Company’s Board.  On all other matters, the Series B Preferred votes with the common stock on a share for share basis.  The Series B Preferred is not convertible.

NOTE 6 - DISCONTINUED OPERATIONS

Effective September 1, 2004, the Company spun off the oil and gas portion of its business. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

The following is a summary of the transaction and the effect to the outstanding shares of the Company:

Shares submitted by stockholders to be cancelled		2,124,159
Shares reissued to same stockholders		212,416
Net shares exchanged		1,911,743
Shares outstanding 6/30/04	3,508,873
Less Shares exchanged	1,911,743
Shares outstanding 9/30/04	1,597,130
CLX Energy, Inc. net Equity 6/30/04		$192,798
Increase in Net Equity from 7/1/04 to 8/31/04		15,264
Total equity of CLX Energy, Inc. at time of exchange		$208,062
Equity Value of the company applied to:
Common Stock	$14,336
Additional Paid in Capital	193,726
Total applied	$208,062

The following is a summary of the profit and loss from discontinued operations resulting from the elimination of all operations:

	For the Year Ended September 30,
	2004	2003
OIL & GAS REVENUE	$382,637	$423,791
Total Revenue	382,637	423,791
EXPENSES
Lease operating expenses	105,933	151,825
General and administrative	234,064	171,066
Depreciation	27,146	66,201
Total Expenses	367,143	389,092
OPERATING INCOME (LOSS)	15,494	34,699
OTHER INCOME (EXPENSE)
Interest expense	(20,858)	(4,598)
Gain on sale of assets	3,748	36,144
Total Other Income (Expense)	(17,110)	31,546
INCOME (LOSS) BEFORE TAXES	(1,616)	66,245
Income tax (expense) benefit	-	-
NET INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(1,616)	66,245
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	-	(10,620)
NET PROFIT (LOSS)	$(1,616)	$55,625

NOTE 7 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the relation of assets and liquidation of liabilities in the normal course of business. The Company has generated a loss of $985,674 for the year ended September 30, 2005.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s current liabilities exceed their current assets and the Company has been dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Subsequent to September 30, 2005, the Company commenced receiving repayment on a credit line extended to one of its portfolio investments.  In addition, approximately $220,000 in short-term debt was converted into common stock. As a result, subsequent to September 30, 2005, the Company’s current assets exceeded current liabilities.

On September 13, 2004, the Company elected to report as a business development company under the Investment Company Act of 1940. As a Business Development Company, the Company can sell up to $5,000,000 in common stock every twelve months under an exemption from registration. Also on September 30, 2004, the Company filed a notification with the SEC that it intends to sell all $5 million of this Regulation E exemption. From September 30, 2004 through September 30, 2005, the Company raised $393,100 from the sale of Reg. E common stock, of which $81,000 related to the issuance of stock on the conversion of debentures.

The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate investments, or to secure other sources of financing such that it may commence profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2005, the Company issued 22,888,800 shares of unrestricted common stock for the conversion of $231,588 of convertible debt.  In addition, the Company issued 250,000 shares of stock under Regulation E in exchange for cash of $4,500.

On December 5, 2005, the Company restructured $200,000 in convertible debentures into promissory notes payable October 1, 2006 and bearing interest at the rate of $8% per annum.  As a result, this portion of the Company’s convertible debentures has been classified as long-term debt as of September 30, 2005.

Subsequent to September 30, 2005, the Company made additional investment into its portfolio companies.  Details of such additional investment are as follows:

Company	Nature of Investment	Amount of new investment
Zonda, Inc.	Line of credit	$73,218
Action View, Inc.	Line of credit	$125,000