Form 10-Q
period 2005-12-31
CLX INVESTMENT COMPANY, INC.
filed 2006-02-14
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2005	Commission File Number 0-9392
CLX INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive #202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
(951) 587-9100 Issuer's telephone number, including area code N/A (Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No[  ]

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at February 6, 2006
Common Stock, $0.01 par value	96,300,007 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

December 31, 2005

CLX Investment Company, Inc. Balance Sheets ASSETS
	December 31,	September 30,
	2005	2005
	(unaudited)
Current Assets
Cash	$209	185,849
Accrued Interest	-	280,933
Advances on credit lines-nonaffiliates	466,497	-
Total Current Assets	466,706	466,782
Investments (See Note2)
Investments - nonaffiliates	153,512	119,230
Total Investments	153,512	119,230
Total Assets	$620,218	$586,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable	$54,206	$40,738
Accounts Payable – related party	-	1,000
Interest Payable	22,875	14,072
Notes payable related party	10,000	10,000
Stock Payable	295,488	-
Convertible Debentures	-	425,888
Total Current Liabilities	382,569	491,698
Long-Term Liabilities
Notes Payable	200,000	-
Total Liabilities	582,569	491,698
Stockholders' Equity
Preferred Stock, Authorized 20,000,000 Shares, $0.01 Par Value, 100,000 and 100,000 Shares Issued and Outstanding respectively	1,000	1,000
Common Stock, Authorized 1,980,000,000 Shares, $0.01 Par Value, 53,978,584 and 53,428,584 Shares Issued and Outstanding respectively	539,785	534,285
Additional Paid in Capital	1,234,401	1,232,401
Retained Deficit	(1,737,537)	(1,673,372)
Stockholders' Equity	37,649	94,314
Total Liabilities and Stockholders' Equity	$620,218	$586,012
Net Asset Value	$0.001	$0.002

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
December 31, 2005 (unaudited)
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Non affiliated companies:
eStrategy Solutions, Inc.	e-Learning	49%	$62,080		$62,080
ActionView International, Inc.	Advertising	9%	-	(1)	91,432	(2)
Zonda, Incorporated	Medical diagnostic	20%	-	(3)	-
Total Investment			$62,080		$153,512

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit
Non affiliated companies:
eStrategy Solutions, Inc.	e-Learning	49%	Credit Line		$142,408
Interest on Credit Line					3,048
ActionView International, Inc.	Advertising	9%	Credit Line		221,653
Interest on Credit Line					3,910
Zonda, Incorporated	Medical diagnostic	20%	Credit Line		94,136
Interest on Credit Line					1,343
Total Loans					$466,497
TOTAL INVESTMENTS AND LOANS					$620,009

(1) The Company will receive 2,000,000 shares of restricted common stock of AVWI for providing a $350,000 line of credit.
The Company has only extended $221,563 on the line of credit as of  December 31,  2005 and as a result ActionView has only issued 1,142,900 shares of its restricted common stock.

(2) The fair value of the shares received from AVWI is $91,432 (1,142,900 shares @ $0.08)
(3) The Company received 20% ownership in Zonda, Inc. for providing a $500,000 line of credit

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (unaudited)
	For Three Months Ended December 31,
	2005	2004

Investment Revenue	$-	$-
Interest Income from non-affiliates	8,301	50
Total Revenues	8,301	50
Operating Expenses
General & Administrative	46,717	60,909
Management service fee	31,576	-
Investor relations	17,251	-
Marketing and promotions	186	-
Professional fees	4,599	9,629
Total Operating Expenses	100,330	70,538
Net Operating Income (Loss)	(92,028)	(70,488)
Other Income (Expense)
Unrealized gain on non affiliated investment	34,282	-
Gain on extinguishments of Debt	2,400	-
Interest Expense	(8,818)	(161,340)
Total Other Income (Expense)	27,864	(161,340)
LOSS FROM CONTINUING OPERATIONS	(64,164)	(231,828)
Income Tax Expense	-	-
Net Income (Loss)	$(64,164)	$(231,828)
Net Income (Loss) Per Share	$(0.00)	$(0.17)
Weighted Average Shares Outstanding	53,786,736	1,397,634

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.

Statements of Changes in Net Assets (Unaudited)

	For the three months ended
	December 31,
	2005	2004

OPERATIONS:
Net investment loss	$(98,446)	$(231,828)
Income from discontinued operations	-	-
Net realized and unrealized gain (loss) on investment transactions	34,282	-

Net decrease in net assets resulting from operations	(64,164)	(231,828)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	7,499	166,000

NET INCREASE (DECREASE) IN ASSET VALUE	(56,665)	(65,828)

NET ASSETS:
Beginning of Period	94,314	(22,500)

End of Period	$37,649	$(88,328)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Stockholders' Equity
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30,2003	-	$ -	3,509,873	$ 35,098	$ 838,163	$ (663,582)
October, 2003 retirement of Treasury stock	-	-	(1,000)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,911,743)	(19,117)	(188,945)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1,597,130	15,971	649,228	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,334,996	93,350	(23,350)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	696,888	-
Common Stock issued for extinguishments of debt	-	-	1,333,571	13,336	(3,336)	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,495,211	354,952	(57,852)	-
Preferred Stock issued February 1, 2005	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,000,712	40,007	(25,007)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,666,964	16,670	(4,170)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(985,674)
Balance, September 30, 2005	100,000	$ 1,000	53,428,584	$ 534,285	$ 1,232,401	$ (1,673,372)
Stock issued on conversion of debentures, Oct thru Dec 2005 (unaudited)	-	-	300,000	3,000	-
Stock issued for cash sale, October thru December 2005 (unaudited)	-	-	250,000	2,500	2,000
Net Loss for period ended December 31, 2005 (unaudited)						(64,164)
Balance, December 31, 2005 (unaudited)	100,000	$ 1,000	53,978,584	539,785	$ 1,234,401	$ (1,737,537)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows (unaudited)
	For the Three Months ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net Income (Loss)	$(64,164)	$(231,828)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized gain on investment - non affiliated	(34,282)	-
Beneficial Conversion expense	-	160,000
Gain on extinguishments of debt	(2,400)	-
Bad Debt Allowance	-	10,000
Changes in Operating Assets and Liabilities:
(Increase) Decrease in:
Increase (Decrease) in:
Accrued expense	8,803	(1,710)
Accounts payable	12,468	(5,939)
Net Cash Used by Operating Activities	(79,575)	(69,477)
Cash Flows from Investing Activities:
Investment in subsidiary	-	(60,000)
Advances line of Credit	(185,564)	(10,000)
Net Cash Used by Investing Activities	(185,564)	(70,000)
Cash Flows from Financing Activities:
Cash from stock payable	75,000	-
Cash sale of stock	4,500	-
Proceeds from convertible debentures	-	150,000
Repayments of convertible debentures	-	(135,000)
Net Cash Provided by Financing Activities	79,500	15,000
Decrease in Cash	(185,640)	(124,477)
Cash at Beginning of Period	185,849	130,000
Cash at End of Period	$209	$5,523
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion of convertible debentures	$3,000	$6,000

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Financial Highlights (Unaudited)

Per Unit Operating Performance:
	Three Months Ended
	December 31,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$0.002	$(0.016)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.002)	(0.166)
Net realized and unrealized gain (loss) on investment transactions	0.001	-
Income from discontinued operations	-	-
Total from investment operations	0.001	(0.182)

Net increase in net assets resulting from stock sales	0.000	0.119

NET ASSET VALUE, END OF PERIOD	$0.001	$(0.063)

TOTAL NET ASSET VALUE RETURN	(50%)	(293.7%)

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$37,649	$(88,328)
Ratios to average net assets: *
Net expenses	65.4%	65.6%
Net investment loss	(65.4%)	(65.6%)
Portfolio Turnover Rate	-	-
* Annualized
The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

Notes to the Financial Statements

December 31, 2005 and 2004

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

The Company presently has three portfolio investments: eStrategy Solutions, Inc., ActionView International, Inc, and Zonda, Inc.

NOTE 2 - CONVERTIBLE DEBENTURES

During the quarter ended December 31, 2005, the Company restructured $200,000 in convertible debentures into promissory notes payable October 1, 2006 and bearing interest at the rate of 8% per annum.  As a result, this portion of the Company’s convertible debentures has been classified as long-term debt.

During the quarter ended December 31, 2005, the Company restructured $150,888 in convertible debentures into a stock payable for 15,088,800 shares of common stock.

NOTE 3 – STOCK PAYABLE

During the quarter ended December 31, 2005, the Company received $75,000 for a stock payable agreement for 7,500,000 shares of common stock.  The Company also restructured $220,488 in convertible debentures into a stock payable for 22,048,800 shares of common stock.

NOTE 4 – EQUITY TRANSACTIONS

During the quarter ended December 31, 2005, the Company issued 300,000 shares of common stock on the conversion of $5,400 of convertible debentures.  The Company also issued 250,000 shares of common stock for a cash sale of $4,500.  This stock was issued unrestricted under the Company’s exemption from registration pursuant to Regulation E.

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

NOTE 5 - SUBSEQUENT EVENTS

Stock Transactions

Subsequent to December 31, 2005 the Company issued 29,548,800 shares of common stock for a stock payable of $295,488.  In addition, the Company also issued 12,610,000 shares of common stock for cash totaling $128,860.  This stock was issued unrestricted under the Company’s exemption from registration pursuant to Regulation E.

Portfolio Investments

Subsequent to December 31, 2005, the Company made an additional investment of $157,851 into its portfolio company Zonda, Inc.

NOTE 6 - GOING CONCERN

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2005, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

The estimated value of each investment shall be determined as follows:

• Where no or limited revenues or earnings are present, then the value shall be the greater of the investment's a) net assets, b) estimated sales price, or c) total amount of actual investment.

• Where revenues and/or earnings are present, then the value shall be the greater of two point five times (2.5x) revenues or six times (6x) earnings, plus the greater of the net assets of the investment or the total amount of the actual investment.

• Under both scenarios, the value of the investment shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investments ability to continue as a going concern.

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

RESULTS OF OPERATIONS

Quarter ended December 31, 2005 compared to quarter ended December 31, 2004

During the quarter ended December 31, 2005, the Company incurred a net loss of $64,165 or $0.00 per share compared to a net loss of $231,828 or $0.17 per share for the same quarter of 2004. The current loss is primarily due to an unrealized gain on non affiliated investment of $34,282 related to the Company’s portfolio investments and operating expenses, which were $100,330 for the quarter ended December 31, 2005.   The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.  Interest expense for the quarter ended December 31, 2005 was $8,818.

Revenues for the three months ended December 31, 2005 were $8,301 compared with revenues of $50 for the three months ended December 31, 2004.  The current revenue was generated from interest income from portfolio investments.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in the quarter ended  December 31, 2005, and some of the past years and has generated an accumulated deficit of $1,737,537. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities.   The portfolio companies are cash flow positive but will require additional funds against their line of credit for operations.  Funds will also be required for additional portfolio investments.  There are no assurances that such capital raising plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of December 31, 2005, the Company had total cash and current assets of $466,497 and current liabilities of $382,569. The Company generated cash for operations through the sale of common stock.   As of December 31, 2005, the Company has promissory notes payable October 1, 2006 and bearing interest at the rate of $8% per annum and a stock payable in the amount of $295,488 for 29,548,800 shares of common stock. On September 13, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration.   Subsequent to December 31, 2005 the company raised another $128,860 in cash for the sale of 12,610,000 shares of common stock under Regulation E, the Company also issued 29,548,000 shares of common stock for a stock payable of $295,488. There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

We require additional capital in order to implement our current business plan as contemplated in this report. CLX Investment Company intends to attempt to raise funds during the second fiscal quarter of 2006 through the sale of stock exempt from registration to accredited investors. If we are unable to raise the necessary capital we require, which we estimate to be a minimum of $500,000 and not more than $2,000,000, then we may not be able to operate our business in the manner described in this report.  Our inability to raise the funds we require, when we require them and on terms that are reasonably acceptable to our management, would have a materially adverse effect upon our ability to maintain and grow our business.

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

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the three months ended December 31, 2005, the Company issued 300,000 shares of common stock in payment of $5,400 of convertible debentures. The Company also issued 250,000 shares of its common stock for cash of $4,500. These shares were issued pursuant to its offering statement under Regulation E.

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

Dated: February 14, 2006	/s/ Tammy Dunn
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

(4)  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: February 14, 2006	By: /s/ Tammy Dunn Tammy Dunn, Chief Executive Officer

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

(4)  The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

     (a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date: February 14, 2006	By: /s/ Kenneth Wiedrich Kenneth Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Tammy Dunn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Tammy Dunn Tammy Dunn Chief Executive Officer February 14, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich Kenneth Wiedrich Chief Financial Officer February 14, 2006