Form 10-Q
period 2006-03-31
CLX INVESTMENT COMPANY, INC.
filed 2006-05-19
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2006	Commission File Number 0-9392
CLX INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive Suite 202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 10, 2006
Common Stock, $0.01 par value	118,060,668 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

March 31, 2006

CLX Investment Company, Inc. Balance Sheets ASSETS
	March 31,	September 30,
	2006	2005
	(unaudited)	(audited)
Current Assets
Cash	$9,295	185,849
Travel advance	600	-
Total Current Assets	9,895	185,849
Investments ( Note 2)
Advances on credit lines - nonaffiliates	229,963	101,153
Advances on credit lines - affiliates	344,183	179,780
Investments - nonaffiliates	134,999	57,150
Investments - affiliates	62,080	62,080
Total Investments	771,225	400,163
Total Assets	$781,120	$586,012
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$67,834	$40,738
Accounts payable - related party (Note 3)	-	1,000
Interest payable	27,451	14,072
Notes payable related party (Note 3)	10,000	10,000
Convertible debentures (Note 4)	-	425,888
Total Current Liabilities	105,285	491,698
Long-Term Liabilities
Notes payable (Note 4)	200,000	-
Total Liabilities	305,285	491,698
Stockholders' Equity
Preferred Stock, authorized 20,000,000 shares, $0.01 par value, 100,000 and 100,000 shares issued and outstanding respectively	1,000	1,000
Common Stock, authorized 1,980,000,000 shares, $0.01 par value, 107,720,668 and 53,428,584 shares issued and outstanding respectively (Note 5)	1,077,207	535,619
Receivable - common stock	(5,000)	-
Additional paid in capital	1,198,328	1,231,068
Retained deficit	(1,795,700)	(1,673,372)
Total Stockholders' Equity	475,835	93,314
Total Liabilities and Stockholders' Equity	$781,120	$585,012
Net Asset Value per share	$0.004	$0.002
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
March 31, 2006 (unaudited)
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Non affiliated companies:
ActionView International, Inc.	Advertising	3%	128,570	(1)	134,999	(2)
Total non affiliated companies			$128,570		$134,999
Affiliated Companies:
eStrategy Solutions, Inc.	e-Learning	60%	$62,080	(3)	$62,080
Zonda, Incorporated	Medical diagnostic	31%	-	(4)	-	(5)
Total affiliated companies			62,080		62,080
Total Investments			190,650		197,079

COMMERCIAL LOANS:
	Description	Percent	Type of
Company	of Business	Ownership	Credit
Non affiliated companies:
ActionView International, Inc.	Advertising	3%	Credit Line		229,963	(1)
Total loans to non affiliates					$229,963
Affiliated Companies:
eStrategy Solutions, Inc.	e-Learning	49%	Credit Line		$148,293	(3)
Zonda, Incorporated	Medical diagnostic	31%	Credit Line		195,890	(4)
Total loans to affiliates					344,183
Total Loans					574,146
TOTAL INVESTMENTS AND LOANS					$771,225

(1) The Company will receive 2,000,000 shares of restricted common stock of AVWI as consideration for providing a $350,000 line of credit.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2008. The Company has only extended $221,653 on the line of credit and added $8,310 of interest for a total due of $229,963 as of  March 31, 2006 and as a result ActionView has only issued 1,285,700 shares of its restricted common stock.  The fair value of the shares of AVWI at the date of the financing agreement was $0.10 per share therefore the Company has recorded the fair value of all shares received from AVWI (1,285,700) at $0.10, for a total investment value of $128,570. This value was recognized as revenue on the operating statement and recorded as investment income expense.

(2) The fair value of the shares received from AVWI on March 31, 2006 is $134,999 (1,285,700 shares @ $0.105)

(3) The Company purchased 49% of eStrategy for $62,080.  The Company controls an additional 11% that has been put in a trust fund and will be returned to eStrategy's management upon achieving profitability in three successive months. As of March 31, 2006 the Company has advanced eStrategy $142,408 under an operating line of credit and added $5,885 of interest for a total of $148,293.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.

(4) The Company received 31% ownership in Zonda, Inc. for providing a $500,000 line of credit. The Company valued the original investment of Zonda at $0.00 based on its start up nature.  As of March 31, 2006 the Company has advanced Zonda $191,675 under an operating line of credit and added $4,215 of interest for a total of $195,890.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.

(5) The Company estimates the fair value of Zonda to be $0.00 based on the fact that the shares are restricted and there is no market for its stock and it would be difficult to liquidate any of the shares.

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Changes in Net Assets (unaudited)
	For the Six Months Ended
	March 31,
	2006	2005

OPERATIONS:
Net investment loss	$(131,157)	$(542,740)
Net realized and unrealized gain on investment transactions	6,429	-
Gain on extinguishment of debt	2,400	1,000
Net decrease in net assets resulting from operations	(122,328)	(541,740)

SHAREHOLDER ACTIVITY:
Stock issued for cash	278,961	578,554
Stock issued for conversion of debt	225,888	80,000

NET INCREASE (DECREASE) IN ASSET VALUE	382,521	116,814

NET ASSETS:
Beginning of Period	93,314	(22,500)

End of Period	$475,835	$94,314

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (unaudited)
	For Six Months Ended March 31,		For Three Months Ended March 31,
	2006	2005	2006	2005

Investment Revenue
Investment - interest	$71,420	$-	$14,280	$-
Interest income from non - affiliates	8,310	-	4,400	-
Interest income from - affiliates	10,101	1,194	5,710	1,144
Total Revenues	89,831	1,194	24,390	1,144
Operating Expenses
General & administrative	81,557	24,856	34,654	13,390
Management service fee	63,476	77,795	31,900	32,795
Investor relations	34,761	12,153	17,510	7,710
Interest expense	13,394	410,089	4,576	248,749
Professional fees	27,799	19,041	23,200	9,412
Total Operating Expenses	220,987	543,934	111,840	312,056
Net Operating Loss	(131,157)	(542,740)	(87,450)	(310,912)
Other Income
Unrealized gain on non affiliated investment	6,429	-	29,287	-
Gain on extinguishments of debt	2,400	1,000	-	1,000
Total Other Income (Expense)	8,829	1,000	29,287	1,000
LOSS FROM CONTINUING OPERATIONS	(122,328)	(541,740)	(58,163)	(309,912)
Income tax expense	-	-	-	-
Net loss	$(122,328)	$(541,740)	$(58,163)	$(309,912)
Net loss per share	$(0.002)	$(0.13)	$(0.001)	$(0.05)
Weighted average shares outstanding	72,921,744	4,090,216	92,615,258	6,842,634
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Receivable
	Preferred Stock		Common Stock		Paid-in	Common	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	(Deficit)
Balance, September 30,2003	-	$-	3,518,629	$35,186	$838,075	$-	$(663,582)
October, 2003 retirement of Treasury stock	-	-	(1,002)	(10)	10	-	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,916,512)	(19,165)	(188,897)	-	-
Net loss for period ended September 30, 2004	-	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1,601,115	16,011	649,188	-	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,358,283	93,583	(23,583)	-	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	696,888	-	-
Common stock issued for extinguishments of debt	-	-	1,336,898	13,369	(3,369)	-	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,583,758	355,838	(58,738)	-	-
Preferred stock issued February 1, 2005	9,000,000	90,000	-	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,010,692	40,107	(25,107)	-	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,671,122	16,711	(4,211)	-	-
Net loss for period ended September 30, 2005	-	-	-	-	-	-	(985,674)
Balance, September 30, 2005	100,000	1,000	53,561,868	535,619	1,231,068	-	(1,673,372)
Stock issued on conversion of debentures (unaudited)	-	-	22,888,800	228,888	(3,000)	-	-
Stock issued for cash, thru March 2006 (unaudited)	-	-	31,270,000	312,700	(29,740)	5,000	-
Net Loss for period ended March 31, 2006 (unaudited)	-	-	-	-	-	-	(122,328)
Balance, March 31, 2006	100,000	$1,000	107,720,668	$1,077,207	$1,198,328	$5,000	$(1,795,700)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows (unaudited)
	For the Six Months ended March 31,	For the Six Months ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(122,328)	$(541,740)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized gain on investment - non affiliated	(6,429)	-
Stock received for interest	(71,419)	-
Beneficial conversion expense	-	315,000
Finance costs	-	90,000
Gain on extinguishments of debt	(2,400)	(1,000)
Bad debt allowance	-	10,000
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(600)
Increase in accrued expense	13,379	89
Increase in accounts payable	26,096	(8,230)
Net Cash Provided (Used) by Operating Activities	(163,701)	(135,881)
Cash Flows from Investing Activities:
Investment in portfolio company	-	(60,000)
Advances on line of credit	(293,214)	(82,144)
Net Cash Used by Investing Activities	(293,214)	(142,144)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	280,361	12,000
Proceeds from issuing convertible debentures	-	305,000
Payments on convertible debentures	-	(135,000)
Net Cash Provided by Financing Activities	280,361	182,000
Decrease in Cash	(176,554)	(96,025)
Cash and cash equivalents at beginning of period	185,849	130,000
Cash and cash equivalents at end of period	$9,295	$33,975
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion on debentures	$3,000	$5,600,000
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Financial Highlights (unaudited)

Per Unit Operating Performance:
	For the Six Months Ended
	March 31,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$0.000866	$(0.000421)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.001218)	(0.010158)
Net realized and unrealized gain on investment transactions	0.000060	-
Gain on extinguishment of debt	0.0000223	0.000019
Total from investment operations	(0.00027)	(0.010561)

Net increase in net assets resulting from stock sales	0.00259	0.010829
Net increase in net assets resulting from conversion of debt	0.00210	0.001497

NET ASSET VALUE, END OF PERIOD	$0.004417	$0.001765

TOTAL NET ASSET VALUE RETURN (1)	409.93%	319.17%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$475,835	$94,314
Ratios to average net assets:
Net expenses	46.44%	576.73%
Net investment loss	(25.71)%	(574.40)%
Portfolio turnover rate	N/A %	N/A %

(1) Net Asset Value Return reflects the impact of stock issues during the periods presented.  Omitting these issuances, the Net Asset Value Return would have been (131.09)% and (2.607.73)% respectively.

The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

Notes to the Financial Statements

March 31, 2006 and 2005

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

On September 13, 2004, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940. Additionally, on March 28, 2006, the Company filed an amended offering circular with the SEC for up to $5,000,000 of common stock under Regulation E of the Investment Act to raise capital and to make investments in eligible emerging or early-stage companies in various fields of business by arranging for and contributing capital and providing management assistance. In anticipation of the election to become a BDC, the Company changed its name to CLX Investment Company, Inc. on September 1, 2004 to properly reflect the nature of its business.

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

NOTE 2 – VALUATION OF PORTFOLIO INVESTMENTS

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

The board has arrived at the following valuation methodology for its portfolio investments:

All portfolio investments shall be carried on the books at “fair market value.”

Where market values can be readily determined via stock quotations in a reasonably liquid market, the fair market shall be based on the quoted bid price on the day of calculation.

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on a monthly basis to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining fair market value:

▪

Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

▪

Total revenues for the preceding twelve months

▪

Total revenues for the preceding five years

▪

Historic earnings before interest, taxes and depreciation for each of the past five years

▪

Estimate of likely sale price of investment

▪

Bona fide purchase offers from third parties

▪

Net assets of investment

▪

Likelihood of investment generating positive returns (going concern)

▪

Financial projections for coming 24 months

▪

Independent appraisal reports

▪

Budget to actual performance reports

The value of the loans and lines of credit shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria shall be evaluated along with 12 month financial projections.  Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

NOTE 3 – RELATED PARTY

The Company executed a note payable on June 21, 2005 with Arthur Stone, a member of the board of directors, for $10,000.  The note bears interest at eight percent (8%) per annum and is due on June 21, 2006.  The Company also owed Arthur Stone $1,000 at the end of the fiscal year ending September 30, 2005, for board fees, which have subsequently been paid.

NOTE 4 - CONVERTIBLE DEBENTURES

During the six months ended March 31, 2006, the Company eliminated all of its convertible debentures by restructuring $200,000 of its convertible debentures into promissory notes payable.  The Promissory note is due October 1, 2006 and bears interest at the rate of eight percent (8%) per annum.  The balance of the debentures, $225,888, were converted into 22,888,800 shares of free trading common stock of which 22,588,800 shares were placed in an escrow account in the name of Sequoia International.  These escrow shares are voted by the Company’s board of directors and cannot be resold while in escrow.  Shares in escrow are released to Sequoia International upon notice to and consent of the escrow agent.

NOTE 5 – EQUITY TRANSACTIONS

During the six months ended March 31, 2006, the Company issued 300,000 shares of free trading common stock on the conversion of $5,400 of convertible debentures and issued 22,588,800 shares of free trading common stock that have been placed in an escrow account in the name of Sequoia International for the conversion of $220,488 of convertible debentures. The Company also issued 25,020,000 shares of unrestricted common stock for a cash sale of $252,960 and $5,000 in stock receivable.  These shares were issued pursuant to the Company’s offering circular under Regulation E were sold by the Company’s chief executive officer without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

During the six months ended March 31, 2006, the Company issued 6,250,000 shares of restricted common shares for $25,000 cash.  The shares were sold based upon the exemption from registration found in Section 4(2) of the Securities Act of 1933 and/or Regulation D of the Securities Act Rules.

NOTE 6 – MATERIAL EVENT

Stock Dividend

The company declared a stock dividend at the end of the fiscal year ending September 30, 2005.  During the quarter ending March 31, 2006 the Company issued an additional 133,284 shares of restricted common stock to Broker/Dealers as an adjustment for rounding up the shares for individual stockholders.  The accounting of this issuance was treated the same as a reverse stock split and the previous year’s balance of Common Stock and Additional Paid in Capital were changed by $1,333 each to $535,619 and $1,231,068 respectively.

NOTE 7 - SUBSEQUENT EVENTS

Stock Transactions

Subsequent to the quarter ending March 31, 2006, the Company issued 10,340,000 shares of common stock exempt from registration under regulation E for cash of $103,400.   The shares sold pursuant to the Company’s offering circular under Regulation E were sold by the Company’s chief executive officer without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

Portfolio Investments

Subsequent to March 31, 2006, the Company made an additional investment of $12,115 into its portfolio company Zonda, Inc and an additional investment of $12,260 into its portfolio company eStrategy.  Both amounts were in the form of advances against the companies respective credit lines.

NOTE 8 - GOING CONCERN

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

The board has arrived at the following valuation methodology for its portfolio investments:

All portfolio investments shall be carried on the books at “fair market value.”

Where market values can be readily determined via stock quotations in a reasonably liquid market, the fair market shall be based on the quoted bid price on the day of calculation.

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on a monthly basis to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining fair market value:

▪

Total amount of the Company's actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

▪

Total revenues for the preceding twelve months

▪

Total revenues for the preceding five years

▪

Historic earnings before interest, taxes and depreciation for each of the past five years

▪

Estimate of likely sale price of investment

▪

Bona fide purchase offers from third parties

▪

Net assets of investment

▪

Likelihood of investment generating positive returns (going concern)

▪

Financial projections for coming 24 months

▪

Independent appraisal reports

▪

Budget to actual performance reports

The value of the loans and lines of credit shall be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria shall be evaluated along with 12 month financial projections.  Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

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

On September 13, 2004, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation as defined under the Investment Act of 1940. Additionally, on March 28, 2006, the Company filed an amended offering circular with the SEC for up to $5,000,000 of common stock under Regulation E of the Investment Act to raise capital and to make investments in eligible emerging or early-stage companies in various fields of business by arranging for and contributing capital and providing management assistance. In anticipation of the election to become a BDC, the Company changed its name to CLX Investment Company, Inc. on September 1, 2004 to properly reflect the nature of its business.

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

RESULTS OF OPERATIONS

Three months  ended March 31, 2006 compared to three months ended March 31, 2005

During the quarter ended March 31, 2006, the Company incurred a net loss of $58,163 or $0.001 per share compared to a net loss of $309,912 or $0.05 per share for the same quarter of 2005. The current loss is primarily due to an unrealized gain on non affiliated investment of $29,287 related to the Company’s portfolio investments and operating expenses, which were $111,840 for the quarter ended March 31, 2006.   The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.

Revenues for the three months ended March 31, 2006 were $24,390 compared with revenues of $1,144 for the three months ended March 31, 2005.  The current revenue was generated from interest income from portfolio investments and recognition of stock received on a financing agreement as investment income interest.

Six months ended March 31, 2006 compared to six months ended March 31, 2005

During the six months ended March 31, 2006, the Company incurred a net loss of $122,327 or $0.00 per share compared to a net loss of $541,740 or $0.13 per share for the same six months ended March 31, 2005. The change in net loss is primarily due to interest expense decrease of $396,695.  The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.  Interest expense for the six months ended March 31, 2006 was $13,394.

Revenues for the six months ended March 31, 2006 were $89,831 compared with revenues of $1,194 for the six months ended March 31, 2005.  The current revenue was generated from interest income from portfolio investments and recognition of stock received on a financing agreement as investment income interest.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in the quarter ended March 31, 2006, and some of the past years and has generated an accumulated deficit of $1,795,700. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities.   The portfolio companies will require additional funds against their line of credit for operations.  Funds will also be required for additional portfolio investments.  There are no assurances that such capital raising plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of March 31, 2006, the Company had total cash and current assets of $9,895 and current liabilities of $305,285. The Company generated cash for operations through the sale of common stock.   As of March 31, 2006, the Company has promissory notes dues October 1, 2006 that bear interest at the rate of eight percent (8%) per annum. On September 13, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration.  There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our September 30, 2005 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

There is no Assurance of Continued Public Trading Market and Being a Low Priced Security may Affect the Market Value of Our Stock

To date, there has been only a limited public market for our common stock. Our common stock is currently quoted on the OTCBB. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our stock. Our stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions that we no longer meet). For example, brokers/dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Included in this document are the following:

- the bid and offer price quotes in and for the "penny stock," and the number of shares to which the quoted prices apply,

- the brokerage firm's compensation for the trade, and

- the compensation received by the brokerage firm's sales person for the trade.

In addition, the brokerage firm must send the investor:

- a monthly account statement that gives an estimate of the value of each "penny stock" in the investor's account, and

- a written statement of the investor's financial situation and investment goals.

If the person purchasing the securities is someone other than an accredited investor or an established customer of the broker/dealer, the broker/dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker/dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may limit the number of potential purchasers of the shares of our common stock.

Resale restrictions on transferring "penny stocks" are sometimes imposed by some states, which may make transaction in our stock more difficult and may reduce the value of the investment. Various state securities laws pose restrictions on transferring "penny stocks" and as a result, investors in our common stock may have the ability to sell their shares of our common stock impaired.

There can be no assurance we will have market makers in our stock. If the number of market makers in our stock should decline, the liquidity of our common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market.

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Robert McCoy, our Chief Executive.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. McCoy.

Colorado Law and Our Charter May Inhibit a Takeover of Our Company That Stockholders May Consider Favorable

Provisions of Colorado law, such as its business combination statute, may have the effect of delaying, deferring or preventing a change in control of our company.  As a result, these provisions could limit the price some investors might be willing to pay in the future for shares of our common stock.

Our Portfolio of Investments is Non-Diversified

The Company is a non-diversified company. As a result, if ActionView International, Inc. eStrategy Solutions, Inc. or Zonda, Inc. fails to perform as expected, our financials results could be more negatively affected and the magnitude of the loss could be more significant than if we had multiple investments to spread the risk. At present, our portfolio investments consist of three investments, ActionView International, Inc., eStrategy Solutions, Inc. and Zonda, Inc.

Our Expenses exceed investment income

Our operating expenses have exceeded investment income, which could affect our ability to continue as a going concern.  To maintain operations we will need to borrow money or raise additional capital to fund our ongoing operating expenses. We cannot be assured that that financing whether from external sources or related parties will be available, or if available, on favorable terms.  Also the sale of our common stock to raise capital may cause dilution to our existing shareholders.    It may also cause our stock price to decline or, if we are not successful in raising additional capital, we would need to curtail business operations, or cease to continue as a going concern.

RISKS RELATED TO OUR OPERATION AS A BUSINESS DEVELOPMENT COMPANY

We May Change Our Investment Policies Without Further Shareholder Approval

Although we are limited by the Investment Company Act of 1940 with respect to the percentage of our assets that must be invested in qualified investment companies, we are not limited with respect to the minimum standard that any investment company must meet, nor the industries in which those investment companies must operate.  We may make investments without shareholder approval and such investments may deviate significantly from our historic operations.  Any change in our investment policy or selection of investments could adversely affect our stock price, liquidity, and the ability of our shareholders to sell their stock.

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

Investing in Private Companies Involves a High Degree of Risk

Our portfolio will consist of primarily long-term loans to and investments in private companies. Investments in private businesses involve a high degree of business and financial risk, which can result in substantial losses and accordingly should be considered speculative.  There is generally no publicly available information about the companies in which we invest, and we rely significantly on the diligence of our employees and agents to obtain information in connection with our investment decisions.  In addition, some smaller businesses have narrower product lines and market shares than their competition, and may be more vulnerable to customer preferences, market conditions or economic downturns, which may adversely affect the return on, or the recovery of, our investment in such businesses.

Our Portfolio of Investments are Recorded at Fair Value as Determined in Good Faith by our Board of Directors, as a result, there is uncertainty regarding the value of our Portfolio Investment. Illiquid

There is uncertainty regarding the value of our portfolio investments. At March 31, 2006, portfolio investments recorded at fair value were approximately 99% of our total assets. Pursuant to the requirements of the 1940 Act, we value all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

      There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. Unlike banks, we are not permitted to provide a general reserve for anticipated loan losses; we are instead required by the 1940 Act to specifically value each individual investment on a quarterly basis and record unrealized depreciation for an investment that we believe has become impaired, including where collection of a loan or realization of an equity security is doubtful, or when the enterprise value of the portfolio company does not currently support the cost of our debt or equity investment. Enterprise value means the entire value of the company to a potential buyer, including the sum of the values of debt and equity securities used to capitalize the enterprise at a point in time. We will record unrealized appreciation if we believe that the underlying portfolio company has appreciated in value and/or our equity security has appreciated in value. Without a readily available market value and because of the inherent uncertainty of valuation, the fair value of our investments determined in good faith by the Board of Directors may differ significantly from the values that would have been used had a ready market existed for the investments, and the differences could be material. Our net asset value could be affected if our determination of the fair value of our investments is materially different than the value that we ultimately realize.

We will adjust quarterly the valuation of our portfolio to reflect the board of directors' determination of the fair value of each investment in our portfolio.  Any changes in estimated fair value will be recorded in our statement of operations as "Net unrealized gains (losses)."

Our Common Stock Price May be Volatile

The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

  Price and volume fluctuations in the overall stock market from time to time;

  Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

  Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or Leaps, or short trading positions;

  Changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

  Actual or anticipated changes in our earnings or fluctuations in our operating results;

  General economic conditions and trends; or

  Departures of key personnel

Our Expenses Exceed Investment Income

Our operating expenses have exceeded investment income, which could affect our ability to continue as a going concern. To date we have reported minimal returns from our investments.  We have funded our investments from raising capital, which causes additional dilution to shareholders.

We May Not Have Adequate Resource to Comply with Rules and Provisions

The Company’s size and capital resources may have an effect on its ability to adequately comply with the Investment Company Act of 1940. Specifically, the Company is required to maintain a fidelity bond and additional internal controls, employ a chief compliance officer and remain current on all 1933 and 1934 Act filings. If the cost of compliance becomes prohibitive, we may fall out of compliance or unwittingly violate sections of the 1940 Act. Failure to comply with the 1940 Act may affect our ability to continue as a going concern.

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Compliance Officer, Mr. Robert McCoy and Chief Financial Officer, Mr. Kenneth Wiedrich. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, Chief Compliance Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the six months ended March 31, 2006, the Company issued 300,000 shares of free trading common stock on the conversion of $5,400 of convertible debentures and issued 22,588,800 shares of free trading common stock that have been placed in an escrow account in the name of Sequoia International for the conversion of $220,488 of convertible debentures. The Company also issued 25,020,000 shares of unrestricted common stock for a cash sale of $252,960 and $5,000 in stock receivable.  These shares were issued pursuant to the Company’s offering circular under Regulation E were sold by the Company’s chief executive officer without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

During the six months ended March 31, 2006, the Company issued 6,250,000 shares of restricted common shares for $25,000 cash.  The shares were sold based upon the exemption from registration found in Section 4(2) of the Securities Act of 1933 and/or Regulation D of the Securities Act Rules.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits and Reports

(a) Exhibits

3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.
3.3	Amendment to Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 19, 2006
/s/ Robert McCoy
Robert McCoy
Chief Executive Officer and Chairman of the Board of Directors

 EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert McCoy, certify that:

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

Date: May 19, 2006	By: /s/ Robert McCoy Robert McCoy, Chief Executive Officer

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

Date: May 19, 2006	By: /s/ Kenneth Wiedrich Kenneth Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Chief Executive Officer May 19, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich Kenneth Wiedrich Chief Financial Officer May 19, 2006