Form 10-K/A
period 2005-09-30
CLX INVESTMENT COMPANY, INC.
filed 2006-06-19
CIK 317438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

Yes [X]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as September 30, 2005 was $4,916,369, based on the last sale price of $0.05 as reported on the bulletin board.

The Registrant had 118,060,668 shares of common stock, $0.01 par value, outstanding as of June 1, 2006.

EXPLANATORY NOTE:

This amendment to the Company’s Form 10-K originally filed on December 29, 2005 for the year ended September 30, 2005 adds certain financial disclosure in conformity with Regulation S-X.

CLX Investment Company, Inc.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

CLX Investment Comp.

CLX Investment Company, Inc. (“the Company” or “CLXN”) is an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company.” The Company was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States.

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

Investment Strategy

CLX Investments Company, Inc. intends to make strategic investments in developing companies with perceived growth potential. The Investment Committee has adopted a charter wherein this objective will be weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company prefers to make investments in companies where the Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company or exert some other managerial control.

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

 Employees

CLX Investment Company, Inc. currently has one employee Robert McCoy, the Company’s Interim Chief Executive and Chief Compliance Officer.  Tammy Dunn, the Company’s former Chief Executive Officer and President entered into an employment contract with the Company effective July 1, 2005.  The terms of the agreement provide for an annual salary of $60,000 and the agreement is effective through July 2006.  The Board determined not to renew Ms. Dunn’s contract and relieved her of her responsibilities as CEO and President on May 1, 2006, though she will be paid through the end of the contract period.  Mr. McCoy, Chairman of the Board, was voted interim Chief Executive Officer and Chief Compliance Officer during the Company’s search for a new Chief Executive.  Mr. McCoy does not have an employment agreement.  Each of the Company’s Directors has a Director Agreement that outlines the scope of director services to be provided and the monthly remuneration. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

Dividends

During the quarter ended September 30, 2005, the Company declared a stock dividend wherein it agreed to pay one share of restricted common stock for each three share of common stock held on September 30, 2005.  The stock dividend resulted in the issuance of 13,497,567 shares of restricted common stock. The payment of the stock dividend was treated as a stock split for accounting purposes, the result of which is that the shares issued have been shown as outstanding for all periods presented in the accompanying financial statements.

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

As of September 30, 2005 CLX Investment Company, Inc had 53,428,584 shares of common stock outstanding, which included 13,497,567 shares of restricted common that were issued in regard to the stock dividend hereinabove described.

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

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-K/A.

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

Management Agreement

On September 13, 2004, the Company entered into a management agreement with Javelin Advisory Group, Inc., to furnish the Company with office facilities and equipment, and clerical and record keeping services at such facilities.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.

RESULT OF OPERATIONS

Operating Expenses

For the year ended September 30, 2005 the Company had a net loss of $985,674 compared to a net loss of $24,116 for the year ended September 30, 2004.  The net loss for 2005 included general and administrative expenses of $20,039, management service fees of $139,920, and interest expense of $729,176 associated with the beneficial conversion feature of convertible debentures issued during the year.  During the year ended September 30, 2004, operating expenses were primarily offset by revenues from oil and gas operations which were discontinued during 2005.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of September 30, 2005 the Company had $491,698 in current liabilities that exceeded current assets by $305,849.  The Company has accumulated $1,673,372 of net operating losses through September 30, 2005 which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Subsequent to September 30, 2005, the Company restructured $425,888 in convertible debentures by issuing 22,048,800 shares of common stock and a non-convertible promissory note for $200,000 which is due December 19, 2007.

As a business development company, the Company can generate revenues from several sources: management fees assessed on portfolio companies, interest payments received on loans and credit lines extended, and proceeds from the sale of its portfolio investments.  While Generally Accepted Accounting Practices require that investment companies such as CLX record the value of their portfolio assets at fair market value, this accounting treatment can result in “unrealized” gains or losses, which, while increasing or decreasing net income, does not have an impact on cash flow.  Gains or losses are only recognized when the asset is eventually sold.  The Company’s equity investments are generally long-term in nature.  As a result, until the first investments are ready to be liquidated, the Company may experience operating cash shortfalls.

On September 13, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration.   There is no assurance that the Company will be able to raise any additional funds through the sale of common stock or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 7A.  QUAANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our September 30, 2005 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Robert McCoy, our Chief Executive and Chief Compliance Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. Coy.

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

Our Portfolio of Investments is Non-Diversified

The Company is a non-diversified company. As a result, a change in the value, or the failure of and ability to continue as a going concern of selecting our investments, a change in the value or the failure of our portfolio investments would have a significant negative impact on the Company’s assets and ability to continue as a going concern. At present, our portfolio investments consist of three investments, ActionView International, Inc, eStrategy Solutions, Inc. and Zonda, Inc.

We May Not Have Adequate Capital to Fully Comply With Our Regulatory Requirements

There are numerous costs associated with complying with the Investment Company Act of 1940.  Chief among these is the cost associated with maintaining a fidelity bond, holding annual shareholder meeting, conducting quarterly financial reviews and annual audits, and employing a chief compliance officer.  As a new company, we do not have a history of generating income from investments. As a result, we may not have adequate capital to ensure compliance with all aspects of the 1940 Act.  Non-compliance with the 1940 Act could have a material detrimental affect on our business that could include our ability to continue as a going concern.

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

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-K/A, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of September 30, 2005 are as follows:

Name	Age	Position
Tammy Dunn(1)	40	Chief Executive Officer, Chief Compliance Officer and President
Kenneth C. Wiedrich	59	Chief Financial Officer and Secretary
James Bickel	65	Director
Robert McCoy (1)	57	Chairman of the Board of Directors
Arthur Stone	55	Director

(1)

On May 1, 2006, the Board of Directors voted not to renew Ms. Dunn’s employment contract that expires July 1, 2006.  In connection therewith, Ms. McCoy was relieved of her responsibilities as an officer of the Company.  The Board voted to appoint Mr. Robert McCoy, Chairman of the Board, to serve as Interim Chief Executive and Chief Compliance Officer while a search for a suitable replacement is undertaken.

The business experience of each of the persons listed above is as follows:

Tammy Dunn, Chief Executive Officer, Chief Compliance Officer and President - Ms. Dunn has over 17 years of extensive experience serving in both public and private companies, acquisitions and development, mergers, private placements and in working with current and conversion companies to a Business Development Company under the Investment Act of 1940. Ms Dunn attended Mid-South Christian College in Senatobia, MS where she studied theology.  From 1985 to 1986 she attended Louisiana State University and studied marketing.  From 1986 to 1988 she lived in Tokyo, Japan and attending the Intercultural Institute of Japan for two years where she attained a certificate degree in language and holds a conversational command of the Japanese language.

Ken Wiedrich, CFO and Secretary -   Mr. Wiedrich has over 38 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience with government cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc. from 1989 to 1998, he was responsible for the day to day administrative functions of the company, as well as all accounting and financial aspects of the business. From 1998 to 2003 Mr. Wiedrich was an independent insurance inspector providing personal lines loss-control inspections including replacement cost analysis for Inspection service companies.  From 2003 to 2006, Mr. Wiedrich has served as Controller for Javelin Advisory Group, Inc.  Mr. Wiedrich currently serves as Chief Financial Officer and Secretary for GTREX Capital, Inc., and Chief Financial Officer and Secretary of CLX Investment Company, Inc., as well as the Chief Financial Officer and Secretary of S3 Investment Company, Inc.

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

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal years ended September 30, 2005, 2004 and 2003.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
E.J. Henderson(1)	2003	$48,000	$-0-	$-0-	--	--	--
President, Chief Executive Officer and Chief Financial Officer	2004	$-0-	$-0-	$-0-	--	--	--

Shane H. Traveller(2)	2004	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer	2005	$-0-	$-0-	$-0-	--	--	--

Steven Peacock(3)	2004	$-0-	$-0-	$-0-	--	--	--
Secretary	2005	$-0-	$-0-	$-0-	--	--	--

Tammy Dunn(4) President and Chief Executive and Compliance Officer	2005	$60,000	$-0-	$-0-	--	--	--

Kenneth Wiedrich(5)	2005	$-0-	$-0-	$-0-	--	--	--
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

(2) Mr. Traveller served as Chief Executive Officer from May 2004 to July 2005.

(3) Mr. Peacock served as Secretary from May 2004 to July 2005.

(4) Ms. Dunn was named President and Chief Executive Officer in July 2005.

(5) Mr. Wiedrich was named Secretary in March 2005 and Chief Financial Officer in July 2005.

Employment Contract

Tammy Dunn, the Company’s Chief Executive Officer and President entered into an employment contract with the Company effective July 1, 2005.  The terms of the agreement provide for an annual salary of $60,000 and the agreement is effective through July 2006.   On May 1, 2006, the Board of Directors voted not to renew or extend Ms. Dunn’s employment contract.  Though she will remain employed by the Company through July 1, 2006, Ms. Dunn was relieved of all executive responsibilities.

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

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Tammy Dunn CEO and Chairman	510,500 -0-	Common Series B Preferred	* *
Kenneth Wiedrich CFO and Secretary	-0- -0-	Common Series B Preferred	* *
Robert McCoy Director	250,000 -0-	Common Series B Preferred	* *
James Bickel Director	250,000 -0-	Common Series B Preferred	* *
Arthur Stone Director	250,000 -0-	Common Series B Preferred	* *
All directors and executive officers (5persons)	1,260,500 -0-	Common Series B Preferred	2% *
*Denotes less than 1%

(1) Unless indicated otherwise, the address for each of the above listed is c/o CLX Investment Company, Inc. at 43180 Business Park Dr., Suite 202, Temecula, CA 92590.

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

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-K.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K/A has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	**
3.2	Bylaws	**
3.3	Amendment to Articles of Incorporation dated December 16, 1977	**
3.4	Amendment to Articles of Incorporation dated June 4, 1991	**
3.5	Amendment to Articles of Incorporation dated June 4, 1991	**
3.6	Amendment to Articles of Incorporation dated March 26, 1993	**
3.7	Amendment to Articles of Incorporation dated August 30, 2004	**
14	Code of Ethics adopted December 7, 2004	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
99(i)	Audit Committee Charter adopted December 7, 2004	*

99.2(ii)	Investment Committee Charter adopted December 7, 2004	*

* Incorporated by reference from CLX Investment Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005 filed on December 29, 2005.

** Filed herewith.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLX INVESTMENT COMPANY, INC.

By:/s/ Robert McCoy Robert McCoy Interim Chief Executive Officer

Dated: June 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	June 12, 2006

/s/ James Bickel
James Bickel	Director	June 12, 2006

/s/ Arthur Stone
Arthur Stone	Director	June 12, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert McCoy, certify that:

(1)   I have reviewed this annual report on Form 10-K/A of CLX Investment Company, Inc.;

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

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: June 12, 2006	By: /s/ Robert McCoy
Robert McCoy, Interim Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth Wiedrich, certify that:

(1)   I have reviewed this annual report on Form 10-K/A of CLX Investment Company;

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

(4)  The registrant's other certifying officer(s) and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

Date: June 12, 2006	By: /s/ Kenneth Weidrich
Kenneth Weidrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-K/A for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert McCoy, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy

Robert McCoy

Interim Chief Executive Officer

June 12, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-K/A for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth Weidrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Weidrich

Kenneth Weidrich

Chief Financial Officer

June 12, 2006

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

As discussed more fully in Note 2 to the financial statements, investments and advances amounting to $400,163 (68% of net assets) at September 30, 2005 have been valued at fair value as determined by the Board of Directors.  We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

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

/s/ HJ Associates & Consultants, LLP

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

/s/ EASTON AND BARSCH
EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado

December 22, 2003

CLX Investment Company, Inc. Balance Sheets ASSETS
	September 30,	September 30,
	2005	2004
Current Assets
Cash	$185,849	$130,000
Total Current Assets	185,849	130,000
Investments ( Note 2)
Advances on credit lines-nonaffiliates	101,153	-
Advances on credit lines-affiliates	179,780
Investments – nonaffiliates	57,150
Investments – affiliates	62,080	-
Total Investments	400,163	-
Total Assets	$586,012	$130,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$40,738	$12,500
Accounts payable - related party (Note 3)	1,000	-
Interest payable	14,072	5,000
Notes payable related party (Note 3)	10,000	-
Convertible debentures (Note 4)	425,888	135,000
Total Current Liabilities	491,698	152,500
Total Liabilities	491,698	152,500
Stockholders' Equity (Deficit)
Preferred stock, authorized 20,000,000 shares, $0.01 par value, 100,000 and 0 shares issued and outstanding respectively	1,000	-
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 53,428,584 and 1,597,130 shares issued and outstanding respectively (Note 5)	534,285	15,971
Additional paid in capital	1,232,401	649,227
Retained deficit	(1,673,372)	(687,698)
Total Stockholders' Equity (Deficit)	94,314	(22,500)
Total Liabilities and Stockholders' Equity	$586,012	$130,000
Net Asset Value per share	$0.0018	$(0.014)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
September 30, 2005
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Non affiliated companies:
ActionView International, Inc.	Advertising	2%	57,150	(1)	57,150
Total non-affiliated companies			$57,150		$57,150

Affiliated Companies
eStrategy Solutions, Inc.	e-Learning	60%	$62,080	(2)	$62,080
Zonda, Incorporated	Medical diagnostic	20%	-	(3)	-
Total affiliated companies			62,080		62,080
Total Investments			119,230		119,230
COMMERCIAL LOANS:
	Description
Company	of Business		Type of Credit
Non affiliated companies:
ActionView International, Inc.	Advertising		Credit Line		101,153	(1)
Total Loans to non-affiliates					$101,153
Affiliated Companies
eStrategy Solutions, Inc.	e-Learning		Credit Line		$160,687	(2)
Zonda, Incorporated	Medical diagnostic		Credit Line		19,093	(3)
Total loans to affiliates					179,780
Total Loans					280,933
TOTAL INVESTMENTS AND LOANS					$400,163

(1) The Company will receive 2,000,000 shares of restricted common stock of ActionView (ticker “AVWI”) for providing a $350,000 line of credit. The Company receives the shares as AVWI draws down the credit line.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31,2008. The due date for repaying the line of credit, plus accrued interest, shall be accelerated following the third consecutive month in which ActionView International generates net income (EBIT) of at least $50,000. The Company had only extended $100,000 on the line of credit and added $1,153 of interest for a total due of $101,153 as of September 30, 2005 and, as a result, ActionView has only issued 571,500 shares of its restricted common stock. The fair value of the shares of AVWI at the date of the financing agreement was $0.10 per share, as quoted on the OTCBB quotation service, therefore the Company has recorded the cost basis of all shares received from AVWI (571,500) at $0.10 for a total investment cost of $57,150.  This value is recognized as revenue on the operating statement and recorded as Investment Income –interest.

(2) The Company purchased 49% of estrategy for $62,080.  The Company controls an additional 11% that has been put in a trust fund and will be returned to eStraegy's management upon achieving profitability in three successive months.  As of
September 30, 2005 the Company has advanced eStrategy $154,431 under an operating line of credit and added $6,256 of interest for a total of $160,687.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.

(3) The Company received 31% ownership in Zonda, Inc. for providing a $500,000 line of credit.  The Company valued the original investment of Zonda at no cost based on its start up nature.  As of September 30, 2005 the Company has advanced
Zonda $19,000 under an operating line of credit and added $93 of interest for a total of $19,093.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007. The repayment of the line of credit, plus accrued interest, shall accelerated following the third consecutive month in which Zonda generates net income (EBIT) of at least $50,000. The Company estimates the fair value of Zonda to be $0.00 based on the fact that the shares are restricted and there isno market for its stock and it would be difficult to liquidate any of the shares.

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations
	For the Year Ended September 30,
	2005	2004	2003
Investment Revenue
Interest income from non-affiliates	$58,303	$-	$-
Interest income from affiliates	6,349	-	-
Total Interest Income	64,652	-	-
Total Revenues	64,652	-	-
Operating Expenses
General & administrative	20,039	-	-
Management service fee	139,920	-	-
Bad debt expense	10,000	-	-
Investor relations	35,900	-	-
Interest Expense	729,176	5,000	-
Marketing and promotions	51,500	-	-
Professional fees	69,507	17,500	-
Total Operating Expenses	1,056,042	22,500	-
Net Operating Income (Loss)	(991,390)	(22,500)	-
Other Income
Gain on extinguishments of Debt	5,716	-	-
Total Other Income	5,716	-	-
LOSS FROM CONTINUING OPERATIONS	(985,674)	(22,500)	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF ZERO TAX EFFECT	-	(1,616)	55,625
Income Tax Expense	-	-	-
Net Income (Loss)	$(985,674)	$(24,116)	$55,625
Net Income (Loss) Per Share	$(0.08)	$(0.01)	$0.02
Weighted Average Shares Outstanding	11,995,276	3,362,701	3,509,873
The accompanying notes are an integral part of these financial statements.

F-8

CLX Investment Company, Inc.
Statements of Changes in Net Assets
	For the Fiscal Year Ending
	September 30,
	2005	2004

OPERATIONS:
Net investment loss	$(991,390)	$(22,500)
Loss from discontinued operations	-	(1,616)
Gain on extinguishment of debt	5,716	-
Net decrease in net assets resulting from operations	(985,674)	(24,116)

SHAREHOLDER ACTIVITY:
Stock issued for cash	313,100	-
Stock issued for conversion of debt	776,888	-
Restricted stock issued for preferred	12,500	-
Sale of subsidiary	-	(208,062)

NET INCREASE (DECREASE) IN ASSET VALUE	116,814	(232,178)

NET ASSETS:
Beginning of Period	(22,500)	209,678

End of Period	$94,314	$(22,500)

The accompanying notes are an integral part of these financial statements.

F-9

CLX Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30,2003	-	$ -	3,509,873	$ 35,098	$ 838,163	$ (663,582)
October, 2003 retirement of Treasury stock	-	-	(1,000)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,911,743)	(19,117)	(188,945)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1,597,130	15,971	649,228	(687,698)
Common stock issued on conversion of debentures	-	-	9,334,996	93,350	(23,350)	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	696,888	-
Common stock issued for extinguishments of debt	-	-	1,333,571	13,336	(3,336)	-
Common stock issued for cash	-	-	35,495,211	354,952	(57,852)	-
Preferred stock issued	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash	-	-	4,000,712	40,007	(25,007)	-
Preferred stock cancelled	(7,650,000)	(76,500)	-	-	-	-
Preferred stock exchanged for restricted common stock	(1,250,000)	(12,500)	1,666,964	16,670	(4,170)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(985,674)
Balance, September 30, 2005	100,000	$ 1,000	53,428,584	$ 534,285	$ 1,232,401	$ (1,673,372)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows

	For the Year Ended September 30,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Income (Loss)	$(985,674)	$(24,116)	$55,625
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	-	-	59,491
Loss on impairment of assets	-	-	6,710
Gain on sale of assets	-	-	(5,765)
Fair value of investment - non affiliated	(57,150)	-	-
Beneficial conversion expense	696,888	-	-
Financing costs	13,500	-	-
Gain on extinguishments of debt	(5,716)	-	(30,379)
Bad debt allowance	10,000	-	-
Cumulative effect of accounting changes	-	-	10,620
Change in assets/liabilities from discontinued operations	-	28,683	-
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable	-	-	13,829
Increase in prepaid expense	-	-	(81)
Increase in accrued expense	13,788	5,000	-
Increase (decrease) in accounts payable	29,238	12,500	(83,526)
Net Cash Provided (Used) by Operating Activities	(285,126)	22,067	26,524
Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(23,375)
Proceeds from sale of property and equipment	-	-	7,160
Change in cash from discontinued operations	-	(254,745)	-
Additions to other Assets	-	-	(696)
Investment in equity instruments	(62,080)	-	-
Advances on lines of credit	(280,933)	-	-
Net Cash Used by Investing Activities	(343,013)	(254,745)	(16,911)
Cash Flows from Financing Activities:
Reductions to long-term debt	-	-	(96,000)
Cash sale of stock	312,100	-	-
Proceeds from convertible debentures	696,888	135,000	-
Repayments of convertible debentures	(335,000)	-	-
Proceeds from related party	10,000	-	-
Net Cash Provided (Used) by Financing Activities	683,988	135,000	(96,000)
Increase (Decrease) in Cash	55,849	(97,678)	(86,387)
Cash and cash equivalents at beginning of period	130,000	227,678	314,065
Cash and cash equivalents at end of period	$185,849	$130,000	$227,678
Cash Paid For:
Interest	$-	$-	$23,685
Income taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion of convertible debentures	$70,000	$-	$-
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Financial Highlights

Per Unit Operating Performance:
	For the Fiscal Year Ending
	September 30,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.000421)	$0.131284
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.018555)	(0.014088)
Loss from discontinued operations	-	(0.00101)
Gain on extinguishment of debt	0.0001070	0.000019
Total from investment operations	(0.01887)	0.116203

Net increase in net assets resulting from stock sales	0.00586	-
Net increase in net assets resulting from conversion of debt	0.01453	-
Net increase in net assets resulting from sale of restricted	0.00023	-
Net decrease in sale of subsidiary	-	(0.130272)

NET ASSET VALUE, END OF PERIOD	$0.001751	$(0.014069)

TOTAL NET ASSET VALUE RETURN (1)	515.69%	(89.28)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$94,314	$(22,500)
Ratios to average net assets:
Net expenses	1,119.71%	(100.00)%
Net investment loss	(1,051.16)%	100.00%
Portfolio Turnover Rate	N/A %	N/A %

(1) Net Asset Value Return reflects the impact of stock issues during the periods presented. Omitting these issuances, the Net Asset Value Return would have been (4,380.77)% and (188.51)% respectively
The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

 Notes to the Financial Statements

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

The Company recognizes income and expense on the accrual basis of accounting.  As a business development company, the Company will recognize revenues from several sources. Management fees will be recognized when earned, dividends from portfolio investments will be recognized when declared and interest income on loans to portfolio companies will be accrued and compounded quarterly.  The fair value of investments based on stock received from financing agreements will be recognized as interest income.  Increases and decreases in the market value of the Company's portfolio investments will be recognized as unrealized gains or losses until the time of disposition. See Note 2 for a discussion on the recognition methods of the Company for increases and decreases in the market value of the portfolio companies.

c)

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2005 the company had $185,849 cash deposited in checking accounts.

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

As required by ASR 118, the Board of Directors of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the findings of such individuals must be carefully reviewed by the directors in order to satisfy themselves that the resulting valuations are fair.

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

▪

Total revenues for the preceding twelve months.

▪

Earnings before interest, taxes and depreciation.

▪

Estimate of likely sale price of investment.

▪

Bonafide offer to purchase

▪

Net assets of investment.

▪

Likelihood of investment generating positive returns (going concern).

▪

Appraised value.

The value of the loans and lines of credit may be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria shall be evaluated along with 12 month financial projections.  Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company executed a note payable on June 21, 2005 with Arthur Stone, a member of the board of directors, for $10,000.  The note bears interest at eight percent (8%) per annum and is due on June 21, 2006.  The Company also owes Arthur Stone $1,000 for board fees that have subsequently been paid.

NOTE 4 - CONVERTIBLE DEBENTURES

During the year ended September 30, 2005, the Company issued $696,888 of convertible debentures of which $135,000 was used to retire previously issued debentures, $200,000 was repaid with cash, and the balance was used to support operations and for investment into portfolio companies. The debentures were issued with terms of 120 days, accrued interest at 8% per annum, and converted at a discount of 50% of the closing bid for the Company's common stock on the date of conversion.  During the year ended September 30, 2005, the Company converted $70,000 of convertible debentures into 9,334,996 shares of common stock.   The Company recorded a beneficial conversion expense of $696,888 during this fiscal year.  As of September 30, 2005, the Company had $425,888 in convertible debentures issued and outstanding.

The Company does not consider the convertible debentures to be “Senior Securities” as defined by the Investment Company Act of 1940 since, at the Company’s option, the obligation can be converted into common stock thus placing the debentures on a parity with common stock.  The Company is required to maintain net asset to Senior Security coverage of 200%.  If convertible debentures were deemed to be “Senior Securities” the Company’s coverage would be negative, resulting in an out of compliance condition.  Subsequent to September 30, 2005, the Company restructured $200,000 of the debentures into promissory notes bearing interest at 8% per annum and due December 19, 2007.  These debentures were convertible into stock but the holder, Michael Chavez, gave up the right to convert the debentures into stock and took a promissory note for the amount of $200,000 and will not have any future ability to convert the debt into stock. The balance of $225,888 was converted into 22,588,800 shares of common stock.  Such shares of stock are being held in escrow for the benefit of the debenture holder, Sequoia International, with the right to vote such shares being retained by the Company’s Board of Directors.  As a result of this transaction, the Company presently has net asset coverage of 200% on senior securities as required by the Act.

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

Common Stock:

On September 2, 2004, the Company received back 1,911,743 shares of the Company’s common stock from certain stockholders in exchange for all of the units of CLX Oil and Gas, LLC.  The shares were subsequently cancelled leaving a total of 1,597,130 shares of common stock outstanding after the transaction.

During 2004, the Company purchased, without recourse, a $10,000 receivable from an unrelated third party in exchange for an equivalent amount of common stock.  During 2005, after numerous unsuccessful attempts to collect the receivable, the Company elected to write off the account as bad debt.  The Company issued 1,333,571 shares of common stock to retire the debt.

During the year ended September 30, 2005, the Company issued a total of 35,495,211 shares of free-trading common stock for cash of $312,100 and 9,334,996 shares of free-trading common stock for the extinguishment of debentures totaling $70,000.   The common stock was issued under an exemption from registration pursuant to Regulation E.  The shares sold pursuant to the Company’s offering circular under Regulation E were sold by the Company’s officers without the assistance of any broker dealers. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular.

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

On August 8, 2005, the Company exchanged 8,900,000 shares of Series A preferred stock for 1,666,964 shares of restricted common stock (see “Preferred Stock” below).

During the year ended September 30, 2005, the Company declared a stock dividend wherein shareholders of record on September 30, 2005 would be issued one share of common for every three shares owned.  Subsequent to September 30, 2005, the Company issued a total of 13,497,567 shares of restricted common stock as payment of the stock dividend.  The Company accounted for this as though it were a stock split and all references to common stock have been retroactively stated in the accompanying financial statements.

Preferred Stock:

On February 1, 2005, the Company issued 9,000,000 shares of preferred stock designated Series A Preferred to an unaffiliated third party as part of a $500,000 debt financing commitment.  The Series A Preferred stock was convertible into common stock on a 1:1 basis and had the ability to appoint two Directors to the Company’s Board.  On August 8, 2005, the Company and the Series A Preferred holder mutually agreed to cancel the Series A Preferred since there was concern that the convertible nature of the Series A could violate certain provisions of the Investment Company Act of 1940.  As a result, 8,900,000 shares of Series A Preferred stock were exchanged for 1,666,964 shares of restricted common stock.  The remaining 100,000 shares of Series A Preferred were converted into 100,000 shares of newly designated Series B Preferred that has, as its only preference, the ability to appoint two Directors to the Company’s Board.  On all other matters, the Series B Preferred votes with the common stock on a share for share basis.  The Series B Preferred is not convertible.  Subsequent to September 30, 2005, the Company and the Series B Preferred shareholder reached and agreement wherein all Series B shares were cancelled.

NOTE 6 - DISCONTINUED OPERATIONS

Effective September 1, 2004, the Company discontinued the oil and gas portion of its business. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s current liabilities exceed their current assets and the Company has been dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Subsequent to September 30, 2005, the Company commenced receiving repayment on a credit line extended to one of its portfolio investments.  In addition, approximately $220,000 in short-term debt was converted into common stock and $200,000 in convertible debentures were restructured as a long-term promissory note. As a result, subsequent to September 30, 2005, the Company’s current assets exceeded current liabilities.

On September 13, 2004, the Company elected to report as a business development company under the Investment Company Act of 1940. As a Business Development Company, the Company can sell up to $5,000,000 in common stock every twelve months under an exemption from registration. Also on September 30, 2004, the Company filed a notification with the SEC that it intends to sell all $5 million of this Regulation E exemption. From September 30, 2004 through September 30, 2005, the Company raised $382,100 from the sale of Reg. E common stock, of which $70,000 related to the issuance of stock on the conversion of debentures.

The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate investments, or to secure other sources of financing such that it may commence profitable operations.

The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8- COMMITMENTS AND CONTINGENCIES

The Company signed a management agreement with Javelin Advisory Group to provide administrative support and facilities for a flat fee of $10,000 per month. The company also has a consulting agreement with an independent contractor for $2,500 per month.   The following table identifies the minimum financial obligation of these contracts for the next five years:

2006	$10,000

2007	10,000

2008	-

2009	-

2010	-

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

NOTE 9 - SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2005, the Company issued 22,888,800 shares of unrestricted common stock for the conversion of $231,588 of convertible debt.  In addition, the Company issued 250,000 shares of stock under Regulation E in exchange for cash of $4,500.

On December 5, 2005, the Company restructured $200,000 in convertible debentures into promissory notes payable due December 19, 2007 and bearing interest at the rate of $8% per annum.  As a result, this portion of the Company’s convertible debentures has been classified as long-term debt as of September 30, 2005.

Subsequent to September 30, 2005, the Company made additional investment into its portfolio companies.  Details of such additional investment are as follows:

Company	Nature of Investment	Amount of new investment
Zonda, Inc.	Line of credit	$73,218
Action View, Inc.	Line of credit	$125,000