Form 10-Q/A
period 2005-12-31
CLX INVESTMENT COMPANY, INC.
filed 2006-06-19
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q/A PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at June 1, 2006
Common Stock, $0.01 par value	118,060,668 shares

EXPLANATORY NOTE:

This amendment to the Company’s Form 10-Q originally filed on May 9, 2006 for the quarter ended December 31, 2005 adds certain financial disclosure in conformity with Regulation S-X.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

December 31, 2005

CLX Investment Company, Inc. Balance Sheets (unaudited) ASSETS
	December 31,	December 31,
	2005	2004
Current Assets
Cash	$209	$5,523
Accrued Interest	-	50
Total Current Assets	209	5,573
Investments ( Note2)
Advances on credit lines-nonaffiliates	225,563
Advances on credit lines-affiliates	240,934
Investments – nonaffiliates	91,432
Investments – affiliates	62,080	70,000
Total Investments	620,009	70,000
Total Assets	$620,218	$75,573
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$54,206	$6,561
Interest Payable	22,875	3,340
Notes payable related party (Note 3)	10,000	-
Stock Payable	295,488	-
Convertible Debentures (Note 4)	-	154,000
Total Current Liabilities	382,569	163,901
Long-Term Liabilities
Notes Payable (Note 4)	200,000	-
Total Liabilities	582,569	163,901
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 20,000,000 Shares, $0.01 Par Value, 100,000 and 0 Shares Issued and Outstanding respectively (Note 6)	1,000	-
Common Stock, Authorized 1,980,000,000 Shares, $0.01 Par Value, 53,978,584 and 1,797,634 Shares Issued and Outstanding respectively (Note 5)	539,785	17,976
Additional Paid in Capital	1,234,401	813,222
Retained Deficit	(1,737,537)	(919,526)
Total Stockholders' Equity (Deficit)	37,649	(88,328)
Total Liabilities and Stockholders' Equity (Deficit)	$620,218	$75,573
Net Asset Value per share	$0.0007	$(0.0491)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments (unaudited)
December 31, 2005
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value
Non affiliated companies:
ActionView International, Inc. (1)	Advertising	3%	114,290	91,432
Total non affiliated companies			$114,290	$91,432
Affiliated Companies:
eStrategy Solutions, Inc. (2)	e-Learning	60%	$62,080	$62,080
Zonda, Incorporated (3)	Medical diagnostic	31%	-	-
Total affiliated companies			62,080	62,080
Total Investments			176,370	153,512

COMMERCIAL LOANS:
	Description
Company	of Business		Type of Credit
Non affiliated companies:
ActionView International, Inc.	Advertising		Credit Line	225,563
Total loans to non affiliates				$225,563
Affiliated Companies:
eStrategy Solutions, Inc.	e-Learning		Credit Line	$145,456
Zonda, Incorporated	Medical diagnostic		Credit Line	95,478
Total loans to affiliates				240,934
Total Loans				466,497
TOTAL INVESTMENTS AND LOANS				$620,009

(1) The Company will receive 2,000,000 shares of restricted common stock of ActionView International, Inc. (sticker symbol of AVWI as quoted on the OTCBB) as consideration for providing a $350,000 line of credit.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on the earlier of December 31, 2006 or on the month following the quarter in which AVWI generates net quarterly income of at least $150,000.The Company has only extended $221,653 on the line of credit and added $3,910 of interest for a total due of $225,563 as of  December 31, 2005 and as a result AVWI has only issued 1,142,900 shares of its restricted common stock.  The fair value of the shares of AVWI at the date of the financing agreement was $0.10 per share therefore the Company has recorded thecost basis of all shares received from AVWI (1,142,900) at $0.10, for a total investment value of $114,290. This value was recognized as revenue on the operating statement and recorded as investment income.  The fair value of the shares received from AVWI as of  December 31, 2006 is $91,432 based on a closing bid price of $0.08 per share.

(3) The Company purchased 49% of eStrategy capital stock for $62,080.  The Company controls an additional 11% that has been put in a trust fund and will be returned to eStrategy's management upon achieving profitability in three successive months. As of
December 31, 2005 the Company has advanced eStrategy $142,408 under an operating line of credit and added $3,048 of interest for a total of $145,456.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.

(4) The Company received 31% ownership in Zonda, Inc. for providing a $500,000 line of credit. The Company valued the original investment of Zonda at $0.00 based on its start up nature.  As of December 31, 2005 the Company has advanced
Zonda $94,136 under an operating line of credit and added $1,343 of interest for a total of $95,478.  The line of credit
bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.   The repayment of the line of credit, plus accrued interest, shall accelerate following the third consecutive month in which Zonda generates net income (EBIT) of at least $50,000.  The Company estimates the fair value of Zonda to be $0.00 based on the fact that the shares are restricted and there is no market for its stock and it would be difficult to liquidate any of the shares.

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (unaudited)
	For Three Months Ended December 31,
	2005	2004

Investment Revenue

Interest income from non-affiliates	$61,050	$-
Interest income from affiliates	4,391	50
Total Revenues	65,441	50
Operating Expenses
General & administrative	46,903	60,909
Management service fee	31,576	-
Investor relations	17,251	-
Interest expense	8,818	161,340
Professional fees	4,599	9,629
Total Operating Expenses	109,147	231,878
Net Operating Income (Loss)	(43,706)	(231,828)
Other Income (Expense)
Unrealized loss on non affiliated investment	(22,858)	-
Gain on extinguishments of Debt	2,400	-
Total Other (Expense)	(20,458)	-
LOSS FROM CONTINUING OPERATIONS	(64,164)	(231,828)
Income Tax Expense	-	-
Net Loss	$(64,164)	$(231,828)
Net Loss Per Share	$(0.001)	$(0.166)
Weighted Average Shares Outstanding	53,786,736	1,397,634
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Changes in Net Assets
(unaudited)
	For the three months ended
	December 31,
	2005	2004

OPERATIONS:
Net investment loss	$(43,706)	$(231,828)

Net unrealized loss on investment transactions	(22,858)	-
Gain on extinguishments of debt	2,400
Net decrease in net assets resulting from operations	(64,164)	(231,828)

SHAREHOLDER ACTIVITY:
Stock issued for cash	4,499	-
Stock issued for conversion of debt	3000	166,000
NET INCREASE (DECREASE) IN ASSET VALUE	(56,665)	(65,828)

NET ASSETS:
Beginning of Period	94,314	(22,500)

End of Period	$37,649	$(88,328)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Stockholders' Equity
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30, 2003	-	$ -	3,509,873	$ 35,098	$ 838,163	$ (663,582)
October, 2003 retirement of Treasury stock	-	-	(1,000)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,911,743)	(19,117)	(188,945)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1,597,130	15,971	649,228	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,334,996	93,350	(23,350)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	696,888	-
Common Stock issued for extinguishments of debt	-	-	1,333,571	13,336	(3,336)	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,495,211	354,952	(57,852)	-
Preferred Stock issued February 1, 2005	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,000,712	40,007	(25,007)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,666,964	16,670	(4,170)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(985,674)
Balance, September 30, 2005	100,000	$ 1,000	53,428,584	$ 534,285	$ 1,232,401	$ (1,673,372)
Stock issued on conversion of debentures (unaudited)	-	-	300,000	3,000	-	-
Stock issued for cash sale (unaudited)	-	-	250,000	2,500	2,000	-
Net Loss for period ended December 31, 2005 (unaudited)	-	-	-	-	-	(64,164)
Balance, December 31, 2005 (unaudited)	100,000	$ 1,000	53,978,584	$ 539,785	$ 1,234,401	$ (1,737,537)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows (unaudited)
	For the Three Months ended December 31,
	2005	2004
Cash Flows from Operating Activities:
Net Loss	$(64,165)	$(231,828)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized loss on investment - non affiliated	22,858	-
Recognition of investment income- interest	(57140)
Beneficial conversion expense	-	160,000
Gain on extinguishments of debt	(2,400)	-
Bad debt allowance	-	10,000
Changes in Operating Assets and Liabilities:
Increase (Decrease) in:
Increase (decrease) in accrued expense	8,803	(1,710)
Increase (decrease) in accounts payable	12,468	(5,939)
Net Cash (Used) by Operating Activities	(79,576)	(69,477)
Cash Flows from Investing Activities:
Investment in portfolio companies	-	(60,000)
Advances on line of Credit to portfolio companies	(185,564)	(10,000)
Net Cash Used by Investing Activities	(185,564)	(70,000)
Cash Flows from Financing Activities:
Cash from stock payable	75,000	-
Sale of stock	4,500	-
Proceeds from convertible debentures	-	150,000
Repayments of convertible debentures	-	(135,000)
Net Cash Provided by Financing Activities	79,500	15,000
Decrease in Cash	(185,640)	(124,477)
Cash at Beginning of Period	185,849	130,000
Cash at End of Period	$209	$5,523
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion of convertible debentures	$3,000	$6,000
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Financial Highlights
(unaudited)
Per Unit Operating Performance:
	Three Months Ended
	December 31,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$0.001747	$(0.012516)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.000810)	(0.128963)
Net unrealized loss on investment transactions	(0.000423)	-
Gain on extinguishments of debt	0.0000445	-
Total from investment operations	0.00056	(0.141479)

Net increase in net assets resulting from stock sales	0.00008
Net increase in net assets resulting from conversion of debt	0.00006	0.092344
NET ASSET VALUE, END OF PERIOD	$0.000697	$(0.049136)

TOTAL NET ASSET VALUE RETURN (1)	(60.08) %	(492.57) %

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$37,649	$(88,328)
Ratios to average net assets: *
Net expenses	1,159.63%	1,050.08%
Net investment loss	(464.35) %	(1,049.85)%
Portfolio Turnover Rate	-	-

* Annualized

(1)  Net Asset Value Return reflects the impact of stock issues during the periods presented.  Omitting these issuances, the Net Asset Value Return would have been (68.03) % and (1,230.35) % respectively.

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

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company executed a note payable on June 21, 2005 with Arthur Stone, a member of the board of directors, for $10,000.  The note bears interest at eight percent (8%) per annum and is due on June 21, 2006.

NOTE 3 – STOCK PAYABLE

During the quarter ended December 31, 2005, the Company received $75,000 in exchange for 7,500,000 shares of common stock and exchanged $220,488 in convertible debentures into 22,048,800 shares of common stock.  Both transaction were with a third part financing company, Sequoia International. Sequoia has agreed to place all of its shares acquired into  an escrow account to prevent their immediate resale into the public.  While in escrow, the shares will be voted by the Company’s board of directors and cannot be resold.  As of December 31, 2006, the Company and Sequoia had not finished establishing the escrow and, as a consequence, the shares had not yet been issued.  As a result, the Company recorded a stock payable at December 31, 2005.

NOTE 4 - CONVERTIBLE DEBENTURES

During the quarter ended December 31, 2005, the Company restructured $200,000 in convertible debentures into promissory notes payable due on December 19, 2007 and bearing interest at the rate of 8% per annum.    These debentures were convertible into stock but the holder, Michael Chavez, gave up the right to convert the debentures into stock and took a promissory note for the amount of $200,000 and will not have any future ability to convert the debt into stock.   As a result, this portion of the Company’s convertible debentures has been classified as long-term debt.

During the quarter ended December 31, 2005, the Company converted $220,488 in convertible debentures into 22,048,800 shares of common stock.   As of December 31, 2005, the shares had not been issued, resulting in a stock payable of $220,448 (see Note 3, above).

NOTE 5 – EQUITY TRANSACTIONS

During the quarter ended December 31, 2005, the Company issued 300,000 shares of common stock on the conversion of $5,400 of convertible debentures.  The Company also issued 250,000 shares of common stock for a cash of $4,500.  This stock was issued unrestricted under the Company’s exemption from registration pursuant to Regulation E.

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

During the quarter ended September 30, 2005, the Company declared a 1-for-3 stock dividend for all shareholders of record as of September 30, 2005.  This resulted in the issuance of 13,497,567 shares of restricted common stock.  The stock dividend was treated as a stock split for accounting purposes.  As a result, the shares issued in the split have been retroactively shown as issued and outstanding for all periods presented.

NOTE 6 - SUBSEQUENT EVENTS

Stock Transactions

Subsequent to December 31, 2005 the Company issued 29,548,800 shares of common stock for a stock payable of $295,488.  These shares are held in an escrow account for the benefit of Sequoia International, Ltd. to prevent their immediate resale.  While in escrow, the shares are voted by the Company’s Board of Directors.  In addition, the Company also issued 12,610,000 shares of common stock for cash totaling $128,860.  This stock was issued unrestricted under the Company’s exemption from registration pursuant to Regulation E.

Subsequent to December 31, 2005 the Company cancelled the 100,000 shares of series B Preferred stock that had been issued to Sequoia International.  Sequoia International agreed to this cancellation so that the Company would be able to comply to the requirements of the Investment Company act of 1940.

Portfolio Investments

Subsequent to December 31, 2005, the Company made an additional investment of $157,851 into its portfolio company Zonda, Inc.  in the form of additional draws against the line of credit agreement.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS

OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The statements contained in this Quarterly Report on Form 10-Q/A that are not historical facts may contain forward-looking statements that involve a number of known and unknown risks and uncertainties that could cause actual results to differ materially from those discussed or anticipated by management. Potential risks and uncertainties include, among other factors, general business conditions, government regulations, manufacturing practices, competitive market conditions, success of the Company's business strategy, delay of orders, changes in the mix of products sold, availability of suppliers, concentration of sales in markets and to certain customers, changes in manufacturing efficiencies, development and introduction of new products, fluctuations in margins, timing of significant orders, and other risks and uncertainties currently unknown to management.

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

As required by ASR 118, the Board of Directors of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such individuals in order to satisfy themselves that the resulting valuations are fair.

No single standard for determining "fair value...in good faith" can be laid down, since fair value depends upon the circumstances of each individual case. As a general principle, the current "fair value" of an issue of securities being valued by the board of directors would appear to be the amount that the owner might reasonably expect to receive for them upon their current sale. Methods that are in accord with this principle may, for example, be based on a multiple of earnings, or a discount from market of a similar freely traded security, or yield to maturity with respect to debt issues, or a combination of these and other methods. Some of the general factors which the directors should consider in determining a valuation method for an individual issue of securities include: 1) the fundamental analytical data relating to the investment, 2) the nature and duration of restrictions on disposition of the securities, and 3) an evaluation of the forces which influence the market in which these securities are purchased and sold. Among the more specific factors which are to be considered are: type of security, financial statements, cost at date of purchase, size of holding, discount from market value of unrestricted securities of the same class at time of purchase, special reports prepared by analysis, information as to any transactions or offers with respect to the security, existence of merger proposals or tender offers affecting the securities, price and extent of public trading in similar securities of the issuer or comparable companies, and other relevant matters.

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

Investment Strategy

CLX Investments Company, Inc. intends to make strategic investments in companies with perceived growth potential. The Investment Committee has adopted a charter wherein these two criteria will be weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where the Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company, or exert some other management control.

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

RESULTS OF OPERATIONS

Quarter ended December 31, 2005 compared to quarter ended December 31, 2004

During the quarter ended December 31, 2005, the Company incurred a net loss of $64,165 or $0.00 per share compared to a net loss of $231,828 or $0.17 per share for the same quarter of 2004. The current loss is primarily due to an unrealized on non affiliated investment of $22,858 related to the Company’s portfolio investments and operating expenses, of $109,147, which included interest expense of $8,818 for the quarter ended December 31, 2005.   The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.

Revenues for the three months ended December 31, 2005 were $65,441 compared with revenues of $50 for the three months ended December 31, 2004.  The current revenue was generated from interest income from portfolio investments.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred operating losses in the quarter ended December 31, 2005, and some of the past years and has generated an accumulated deficit of $1,737,537. The Company requires additional capital to meet its operating requirements. Management plans to raise such additional capital through the sale of securities.   .  Funds will also be required for additional portfolio investments.  There are no assurances that such capital raising plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

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

As of December 31, 2005, the Company had total cash and current assets of $209 and current liabilities of $382,569. The Company generated cash for operations through the sale of common stock.   As of December 31, 2005, the Company has promissory notes payable of $200,000, which are due December 19, 2007 and bearing interest at the rate of $8% per annum and a stock payable in the amount of $295,488. Subsequent to December 31, 2005, the Company issued 29,548,800 shares of common stock in to an escrow account to satisfy the stock payable obligation.  On September 13, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration.   Subsequent to December 31, 2005 the company raised $128,860 in cash from the sale of 12,610,000 shares of common stock under Regulation E. There is no assurance that the Company will be able to raise any additional funds through the sale of common stock or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

CONTROLS AND PROCEDURES.

As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s Interim Chief Executive Officer, Mr. Robert McCoy and Chief Financial Officer, Mr. Kenneth Wiedrich. Based upon that evaluation, the Company’s Interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Interim Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the three months ended December 31, 2005, the Company issued 300,000 shares of common stock in payment of $5,400 of convertible debentures. The Company also issued 250,000 shares of its common stock for cash of $4,500. These shares were issued pursuant to its offering statement under Regulation E.   The Company converted the balance of its convertible debentures, $200,000, into a promissory note payable due December 19, 2007 that bears interest at 8% per annum.

During the quarter ended December 31, 2006, the Company issued a total of 13,497,567 shares of restricted common stock as payment on a 1-for-3 stock dividend for all shareholders of record as of September 30, 2005.  The stock dividend was treated as a stock split for accounting purposes.  As a result, the shares issued in the split are retroactively shown as issued and outstanding for all periods presented.

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

    None

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 8, 2006

/s/ Robert McCoy
Robert McCoy
Interim Chief Executive Officer

 EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert McCoy, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of CLX Investment Company, Inc.;

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

Date: June 16, 2006	By: /s/ Robert McCoy Robert McCoy, Interim Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF CHIEF FINANCIAL OFFICER

I, Kenneth Wiedrich, certify that:

1.   I have reviewed this quarterly report on Form 10-Q/A of CLX Investment Company, Inc.;

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

Date: June 16, 2006	By: /s/ Kenneth Wiedrich Kenneth Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q/A for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Interim Chief Executive Officer June 16, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q/A for the period ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich Kenneth Wiedrich Chief Financial Officer June 16, 2006