Form 10-Q
period 2006-06-30
CLX INVESTMENT COMPANY, INC.
filed 2006-08-14
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2006	Commission File Number 0-9392
CLX INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive #202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at August 1, 2006
Common Stock, $0.01 par value	107,720,668 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

June 30, 2006

CLX Investment Company, Inc. Balance Sheets ASSETS
	June 30,	September 30,
	2006	2005
	(unaudited)	(audited)
Current Assets
Cash	$19,177	$185,849
Total Current Assets	19,177	185,849
Investments (Note 2)
Advances on credit lines - nonaffiliates	234,500	101,153
Advances on credit lines - affiliates	407,832	179,780
Investments - nonaffiliates	70,714	57,150
Investments - affiliates	62,080	62,080
Total Investments	775,126	400,163
Total Assets	$794,303	$586,012
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$89,603	$40,738
Accounts payable - related party (Note 3)	2,327	1,000
Interest payable	32,208	14,072
Line of credit	53,000	-
Notes payable related party (Note 3)	10,000	10,000
Convertible debentures (Note 4)	-	425,888
Total Current Liabilities	187,138	491,698
Long-Term Liabilities
Notes payable (Note 4)	200,000	-
Total liabilities	387,138	491,698
Stockholders' Equity
Preferred stock, authorized 20,000,000 shares, $0.01 par value, 0 and 100,000 shares issued and outstanding respectively	-	1,000
Common stock, authorized 1,980,000,000 Shares, $0.01 par value, 107,720,668 and 53,428,584 shares issued and outstanding respectively (Note 5)	1,180,606	534,285
Additional paid in capital	1,199,328	1,232,401
Retained deficit	(1,972,769)	(1,673,372)
Total Stockholders' Equity	407,165	94,314
Total Liabilities and Stockholders' Equity	$794,303	$586,012
Net Asset Value per share	$0.004	$0.002
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Changes in Net Assets (unaudited)
	For the Nine Months ended
	June 30,
	2006	2005
OPERATIONS:
Net investment loss	$(243,942)	$(648,824)
Net realized and unrealized gain on investment transactions	(57,856)	-
Gain on extinguishment of debt	2,400	1,000
Net decrease in net assets resulting from operations	(299,398)	(647,824)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	612,249	538,000

NET INCREASE (DECREASE) IN ASSET VALUE	312,851	(109,824)

NET ASSETS:
Beginning of Period	94,314	(22,500)

End of Period	$407,165	$(132,324)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
June 30, 2006 (unaudited)
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Non affiliated companies:
ActionView International, Inc.	Advertising	3%	128,570	(1)	70,714	(2)
Total non affiliated companies			$128,570		$70,714
Affiliated Companies:
eStrategy Solutions, Inc.	e-Learning	49%	$62,080	(3)	$62,080
Zonda, Incorporated	Medical diagnostic	31%	-	(4)	-	(5)
Total affiliated companies			62,080		62,080
Total Investments			190,650		132,794

COMMERCIAL LOANS:
	Description	Percent	Type of
Company	of Business	Ownership	Credit
Non affiliated companies:
ActionView International, Inc.	Advertising	3%	Credit Line		234,500	(1)
Total loans to non affiliates					$234,500
Affiliated Companies:
eStrategy Solutions, Inc.	e-Learning	49%	Credit Line		$185,924	(3)
Zonda, Incorporated	Medical diagnostic	31%	Credit Line		221,908	(4)
Total loans to affiliates					407,832
Total Loans					642,332
TOTAL INVESTMENTS AND LOANS					$775,126

(1) The Company will receive 2,000,000 shares of restricted common stock of AVWI as consideration for providing a $350,000 line of credit.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2008.  The due date for repaying the line of credit, plus acrued interest, shall be accelerated following the third consecutive month in which ActionView International generates net income (EBIT) of at least $50,000.  The Company has only extended $221,693 on the line of credit and added $12,807 of interest for a total due of $234,500 as of  June 30, 2006 and as a result ActionView has only issued 1,285,700 shares of its restricted common stock.  The fair value of the shares of AVWI at the date of the financing agreement was $0.10 per share therefore the Company has recorded the fair value of all shares received from AVWI (1,285,700) at $0.10, for a total investment value of $128,570. This value was recognized as revenue on the operating statement and recorded as investment expense.

(2) The fair value of the shares received from AVWI on June 30, 2006 was calculated based on the closing bid price of the common stock as quoted by the OTCBB (1,285,700 shares @ $0.055).

(3) The Company purchased 900 shares (49%) of eStrategy restricted common stock for $62,080.  The Company received an additional 1,100 shares (11%) to hold in trust as collateral on the credit line.  The shares in trust will be released to eStrategy's management upon achieving profitability in three successive months.  As of June 30, 2006 the Company has advanced eStrategy $176,824 under an operating line of credit and added $9,100 of interest for a total of $185,924.  The line of credit bears interest at  eight percent (8%) per annum and the principal and interest are due on December 31, 2007.

(4) The Company received 615,385 shares of restricted common stock of Zonda, Inc. for providing a $500,000 line of credit. The Company valued the original investment of Zonda at $0.00 based on its start up nature.  As of June 30, 2006 the Company has advanced Zonda $214,810 under an operating line of credit and added $7,098 of interest for a total of $221,908.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.  The repayment of the line of credit, plus acrued interest, shall be accelerated following the third consecutive month in which Zonda generates net income (EBIT) of at least $50,000.

.

(5) The Company estimates the fair value of Zonda to be $0.00 based on the fact that the shares are restricted, there is no active market for its stock, and it would be difficult to liquidate any of the shares.

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (unaudited)
	For Nine Months Ended June 30,		For Three Months Ended June 30,
	2006	2005	2006	2005

Investment Revenue
Investment - prepaid interest	$71,420	$-	$-	$-
Interest income from non - affiliates	12,846	-	4,536	-
Interest income from - affiliates	17,471	3,299	7,370	2,105
Total Revenues	101,737	3,299	11,906	2,105
Operating Expenses
General & administrative	131,591	167,231	50,034	71,113
Management service fee	96,976	-	33,500	-
Investor relations	48,111	-	13,350	-
Interest expense	18,151	445,167	4,757	35,078
Professional fees	50,849	39,725	23,050	1,998
Total Operating Expenses	345,678	652,123	124,691	108,189
Net Operating (Loss)	(243,941)	(648,824)	(112,785)	(106,084)
Other Income (expense)
Unrealized gain (loss) on non affiliated investment	(57,856)	-	(64,285)	-
Gain on extinguishments of debt	2,400	1,000	-	-
Total Other (Expense)	(55,456)	1,000	(64,285)	-
LOSS FROM CONTINUING OPERATIONS	(299,397)	(647,824)	(177,070)	(106,084)
Income Tax Expense	-	-	-	-
Net Loss	$(299,397)	$(647,824)	$(177,070)	$(106,084)
Net Loss Per Share	$(0.003)	$(0.10)	$(0.002)	$(0.01)
Weighted Average Shares Outstanding	85,581,793	6,308,440	114,035,173	10,744,887
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Stockholders' Equity
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30, 2003	-	$-	3,509,873	$35,098	$838,163	$(663,582)
October, 2003 retirement of Treasury stock	-	-	(1,000)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,911,743)	(19,117)	(188,945)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30, 2004	-	-	1,597,130	15,971	649,228	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,334,996	93,350	(23,350)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	696,888	-
Common Stock issued for extinguishments of debt	-	-	1,333,571	13,336	(3,336)	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,495,211	354,952	(57,852)	-
Preferred Stock issued February 1, 2005	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,000,712	40,007	(25,007)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,666,964	16,670	(4,170)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(985,674)
Balance, September 30, 2005	100,000	1,000	53,428,584	534,285	1,232,401	(1,673,372)
Cancel preferred stock (unaudited)	(100,000)	(1,000)	-	-	1,000	-
Stock issued on conversion of debentures, thru June 30, 2006 (unaudited)	-	-	29,848,800	298,488	-	-
Stock issued for cash, thru June 30, 2006 (unaudited)	-	-	34,650,000	346,500	(32,740)	-
Stock issued for stock dividend (unaudited)	-	-	133,284	1,333	(1,333)	-
Net Loss for period ended June 30, 2006 (unaudited)	-	-	-	-	-	(299,397)
Balance, June 30, 2006 (unaudited)	-	$-	118,060,668	$1,180,606	$1,199,328	$(1,972,769)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows (unaudited)
	For the Nine Months ended June 30,	For the Nine Months ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(299,397)	$(647,824)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized gain on investment - non affiliated	57,856	-
Beneficial conversion expense	-	345,000
Finance costs	-	90,000
Gain on extinguishments of debt	2,400	(1,000)
Bad debt allowance	-	10,000
Changes in Operating Assets and Liabilities:
Increase in accrued expense	(13,503)	5,167
Increase in accounts payable	81,831	40,039
Net Cash Used by Operating Activities	(175,613)	(158,618)
Cash Flows from Investing Activities:
Investment in portfolio company	-	(62,080)
Advances on line of credit	(382,819)	(130,709)
Net Cash Used by Investing Activities	(382,819)	(192,789)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	313,760	37,000
Proceeds from issuing convertible debentures	25,000	375,000
Repayments of convertible debentures	-	(175,000)
Proceeds from credit line	53,000	-
Net Cash Provided by Financing Activities	391,760	237,000
Decrease in Cash	(166,672)	(114,407)
Cash and Cash Equivalents at Beginning of Period	185,849	130,000
Cash and Cash Equivalents at End of Period	$19,177	$15,593
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion on debentures	$298,488	$66,000
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Financial Highlights (unaudited)

Per Unit Operating Performance:
	For the Nine Months Ended
	June 30,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$0.000866	$(0.000421)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.002265)	(0.012144)
Net realized and unrealized gain (loss) on investment transactions	(0.000537)	-
Income from discontinued operations	-	-
Gain on extinguishment of debt	0.0000223	0.000019
Total from investment operations	(0.00191)	(0.012546)

Net increase in net assets resulting from stock sales	0.00569	0.010070

NET ASSET VALUE, END OF PERIOD	$0.003780	$(0.002477)

TOTAL NET ASSET VALUE RETURN	336.34%	(688.11)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$407,165	$(132,324)
Ratios to average net assets:
Net expenses	84.90%	(492.82)%
Net investment loss	(59.91)%	490.33%
Portfolio Turnover Rate	N/A %	N/A %

The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

Notes to the Financial Statements

June 30, 2006 and 2005

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

NOTE 2 - VALUATION OF PORTFOLIO INVESTMENTS

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

As required by ASR 118, the investment committee of the company is required to assign a fair value to all investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and, whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such individuals in order to satisfy themselves that the resulting valuations are fair.

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

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on the date of stock sale to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining the estimated price that could be obtained from selling the investment in an arm’s length transaction:

i.                     Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

ii.                   Total revenues for the preceding twelve months

iii.                  Total revenues for the preceding five years

iv.                 Historic earnings before interest, taxes and depreciation for each of the past five years

v.                   Bona fide purchase offers from third parties

vi.                 Net assets of investment

vii.                Likelihood of investment generating positive returns (going concern)

viii.              Financial projections for coming 24 months

ix.                  Independent appraisal reports

x.                    Budget to actual performance reports

Baring other factors, including default remedies and collateralization, the value of the loans and lines of credit may be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria is evaluated along with 12-month financial projections. Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

NOTE 3 - RELATED PARTY TRANSACTIONS

The Company executed a note payable on June 21, 2005 with Arthur Stone, a member of the board of directors, for $10,000.  The note bears interest at eight percent (8%) per annum and was due on June 21, 2006.  On August 1, 2006, Mr. Stone agreed to a one-year extension of the due date.   The Company also has related party payables of $2,327 which represents board fees due to our directors.

Line of Credit

During the three months ended June 30, 2006, the Company received $53,000 under a credit line provided by Sequoia International, Inc.  The line of credit is for $100,000 and bears interest at 8% per annum.  The line and accrued interest are due on September 30, 2006.  Sequoia could be deemed an affiliated entity by virtue of the 22,888,800 shares of common stock being held in escrow for their benefit; though, since Sequoia can neither liquidate nor vote such shares, they are not deemed to be beneficial owners of the stock.  The Company received the unanimous consent of the Board of Directors prior to accepting the credit line from Sequoia.

NOTE 4 - CONVERTIBLE DEBENTURES

The Company previously issued convertible debentures totaling $425,888.  Subsequent to issuing the debentures, the Company was notified that the debentures were issued in violation of Section 61 of the Investment Company Act of 1940.  During the first six months of fiscal 2006, the Company eliminated the debentures by restructuring $200,000 of its convertible debentures into promissory note payable.  The Promissory note is due October 1, 2006 and bears interest at the rate of eight percent (8%) per annum.  The balance of the debentures, $225,888, was converted into 22,888,800 shares of free trading common stock of which 22,588,800 shares were placed in an escrow account in the name of Sequoia International.  These escrow shares are voted by the Company’s board of directors and cannot be resold while in escrow.  Shares in escrow are released to Sequoia International upon notice to and consent of the escrow agent.

NOTE 5 – EQUITY TRANSACTIONS

Common Stock

During the three months ended June 30, 2006, the Company issued 10,340,000 shares of free trading common stock for cash of $103,400.  These shares were issued pursuant to the Company’s offering circular under Regulation E and were sold by the Company’s chief executive officer without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

Preferred Stock

On May 30, 2006, the Company's Board of Directors elected to cancel the 100,000 shares of Series A preferred stock outstanding. The sole Series A preferred shareholder, Sequoia International, agreed to this action and the shares were cancelled. As of June 30, 2006, the Company had no shares of preferred stock issued or outstanding.

NOTE 6 - SUBSEQUENT EVENTS

Portfolio Investments

Subsequent to June 30, 2006, the Company made an additional investment of $26,268 into its portfolio company Zonda, Inc. in the form of advances against the Zonda credit line.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of June 30, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

Valuation of Investments

investments. To comply with Section 2(a)(41) of the Investment Company Act and Rule 2a-4 under the Investment Company Act, it is incumbent upon the board of directors to satisfy themselves that all appropriate factors relevant to the value of securities for which market quotations are not readily available have been considered and to determine the method of arriving at the fair value of each such security. To the extent considered necessary, the board may appoint persons to assist them in the determination of such value, and to make the actual calculations pursuant to the board's direction. The board must also, consistent with this responsibility, continuously review the appropriateness of the method used in valuing each issue of security in the company's portfolio. The directors must recognize their responsibilities in this matter and, whenever technical assistance is requested from individuals who are not directors, the directors must carefully review the findings of such individuals in order to satisfy themselves that the resulting valuations are fair.

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

Fair market value shall be determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value shall be re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value shall be calculated on the date of stock sale to ensure that stock is not sold below NBV.

Where there is not a readily available source for determining the market value of any investment, either because the investment is not publicly traded, or is thinly traded, the Board of Directors shall analyze the following factors, where available, for determining the estimated price that could be obtained from selling the investment in an arm’s length transaction:

i.

Total amount of the Company’s actual investment. This amount shall include all loans, purchase price of securities, and fair value of securities given at the time of exchange.

ii.

Total revenues for the preceding twelve months

iii.

Total revenues for the preceding five years

iv.

Historic earnings before interest, taxes and depreciation for each of the past five years

v.

Bona fide purchase offers from third parties

vi.

Net assets of investment

vii.

Likelihood of investment generating positive returns (going concern)

viii.

Financial projections for coming 24 months

ix.

Independent appraisal reports

x.

Budget to actual performance reports

Baring other factors, including default remedies and collateralization, the value of the loans and lines of credit may be adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.

In order to assess impairment of loan value, the portfolio investment’s budget to actual performance criteria is evaluated along with 12-month financial projections. Additionally, where available, the Board shall review other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

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

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to three months ended June 30, 2005

During the quarter ended June 30, 2006, the Company incurred a net loss of $177,070 or $0.002 per share compared to a net loss of $106,084 or $0.01 per share for the same quarter of 2005. The current loss is primarily due to an unrealized gain on non affiliated investment of $64,285 related to the Company’s portfolio investments and operating expenses, which were $124,691 for the quarter ended June 30, 2006.   The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.

Revenues for the three months ended June 30, 2006 were $11,906 compared with revenues of $2,105 for the three months ended June 30, 2005.  The current revenue was generated from interest income from portfolio investments.

Nine months ended June 30, 2006 compared to nine months ended June 30, 2005

During the nine months ended June 30, 2006, the Company incurred a net loss of $299,397 or $0.003 per share compared to a net loss of $647,824 or $0.10 per share for the same nine months ended June 30, 2005. The change in net loss is primarily due to interest expense decrease of $427,016.  The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.  Interest expense for the nine months ended June 30, 2006 was $18,151.

Revenues for the nine months ended June 30, 2006 were $101,737 compared with revenues of $3,299 for the nine months ended June 30, 2005.  The current revenue was generated from interest income from portfolio investments and recognition of stock received on a financing agreement as investment income interest.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated $1,972,769 in losses through June 30, 2006, which may be used to reduce taxes in future years through 2006. The Company requires additional capital to meet its operating requirements. Management plans to increase cash flows through the sale of securities.   The portfolio companies will require additional funds against their line of credit for operations.  Funds will also be required for additional portfolio investments.  There are no assurances that such capital raising plans will be successful. No adjustments have been made to the accompanying financial statements as a result of this uncertainty.

As of June 30, 2006, the Company had total cash and current assets of $19,177 and current liabilities of $187,138. The Company generated cash for operations through the sale of common stock.   As of June 30, 2006, the Company has promissory notes due October 1, 2006 that bear interest at the rate of eight percent (8%) per annum. On September 13, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration.  There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

Our Portfolio of Investments are Recorded at Fair Value as Determined in Good Faith by our Board of Directors, as a result, there is uncertainty regarding the value of our Portfolio Investment. Illiquid

There is uncertainty regarding the value of our portfolio investments. At June 30, 2006, portfolio investments recorded at fair value were approximately 99% of our total assets. Pursuant to the requirements of the 1940 Act, we value all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

-

Price and volume fluctuations in the overall stock market from time to time;

-

Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

-

Volatility resulting from trading in derivative securities related to our common stock including puts, calls, long-term equity anticipation securities, or Leaps, or short trading positions;

-

Changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

-

Actual or anticipated changes in our earnings or fluctuations in our operating results;

-

General economic conditions and trends; or

-

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

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the three months ended June 30, 2006, the Company issued 10,340,000 shares of free trading common stock for cash of $103,400.  These shares were issued pursuant to the Company’s offering circular under Regulation E and were sold by the Company’s chief executive officer without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.

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

Dated: August 14, 2006

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

Date: August 14, 2006	By: /s/ Robert McCoy Robert McCoy, Chief Executive Officer

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

Date: August 14, 2006	By: /s/ Kenneth Wiedrich Kenneth Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Chief Executive Officer August 14, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich Kenneth Wiedrich Chief Financial Officer August 14, 2006