Form 10-K/A
period 2005-09-30
CLX INVESTMENT COMPANY, INC.
filed 2006-08-24
CIK 317438

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

EXPLANATORY NOTE:

This amendment to the Company’s Form 10-K originally filed on December 29, 2005 for the year ended September 30, 2005 corrects certain disclosure with respect to the valuation methodology applied to portfolio investments, adds clarification to the Schedule of Investments, and adds Risk Factors.

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

 Employees

CLX Investment Company, Inc. currently has one employee Robert McCoy, the Company’s Interim Chief Executive and Chief Compliance Officer.  Tammy Dunn, the Company’s former Chief Executive Officer and President entered into an employment contract with the Company effective July 1, 2005.  The terms of the agreement provide for an annual salary of $60,000 and the agreement is effective through July 2006.  The Board determined not to renew Ms. Dunn’s contract and relieved her of her responsibilities as CEO and President on May 1, 2006, though she will be paid through the end of the contract period.  Mr. McCoy, Chairman of the Board, was voted interim Chief Executive Officer and Chief Compliance Officer during the Company’s search for a new Chief Executive.  The Company is actively engaged in filling the officer positions with permanent employees and expects to have new personnel in place by December 31, 2006. Mr. McCoy does not have an employment agreement.  Each of the Company’s Directors has a Director Agreement that outlines the scope of director services to be provided and the monthly remuneration. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

We Failed to Maintain a Board of Directors That Was Independent as Required by the Investment Company Act of 1940, Which Could Create Additional Liability With Shareholders

Shortly after electing to become a Business Development Company, one of our independent directors resigned, leaving the Company out of compliance with the Investment Company Act of 1940, which requires that the Board be comprised of majority independent directors.  This non-compliance was remedied within 30 days; however, for a brief period, we were in Violation of Section 56 of the Act.  No stock was sold to the public during this time and we had not yet made any investments.  Subsequent to remedying this initial non-compliance, we have continuously maintained a Board of Directors a majority of who were independent.  Until Mr. McCoy’s appointment as Interim Chief Executive Officer, all three of our directors were independent.  However, during our period of non-compliance, our shareholders were denied the protection afforded by Section 56 of the Act.  As a result, there could be some liability if it were determined that shareholders interests were not met during this period.

We Recently Changed Our Investment Strategy, Which Could Increase the Risk In Our Investment Portfolio and Open Us Up to Shareholder Liability

Our initial investment strategy indicated that we would seek for investment in “cash flow positive” companies; however our strategy was recently changed to eliminate “cash flow positive” as significant investment criteria.  Investing in non-cash flow positive companies entails significantly greater risk than investing in cash flow positive companies; however, the Company’s Board of Directors determined that the higher risk was merited to achieve greater returns to find the type of portfolio companies that would otherwise meet our investment criteria.  Prior to changing our investment strategy, we raised approximately $500,000 using an Offering Circular that stated the previous strategy.  Purchasers of those securities may be opposed to the change in investment strategy and could seek action against the Company since the risk level of their investment has changed.

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

(1)

On May 1, 2006, the Board of Directors voted not to renew Ms. Dunn’s employment contract that expires July 1, 2006.  In connection therewith, Ms. Dunn was relieved of her responsibilities as an officer of the Company.  The Board voted to appoint Mr. Robert McCoy, Chairman of the Board, to serve as Interim Chief Executive and Chief Compliance Officer while a search for a suitable replacement is undertaken.

The business experience of each of the persons listed above is as follows:

Tammy Dunn, Chief Executive Officer, Chief Compliance Officer and President - Ms. Dunn has over 17 years of extensive experience serving in both public and private companies, acquisitions and development, mergers, private placements and in working with current and conversion companies to a Business Development Company under the Investment Act of 1940. Ms Dunn attended Mid-South Christian College in Senatobia, MS where she studied theology.  From 1985 to 1986 she attended Louisiana State University and studied marketing.  From 1986 to 1988 she lived in Tokyo, Japan and attending the Intercultural Institute of Japan for two years where she attained a certificate degree in language and holds a conversational command of the Japanese language.  Before joining CLX in 2005, Ms. Dunn worked as senior vice-president of iNet4Cars.com from 2003 to 2005 and as Vice-President of Operations at Computer Discount Center from 2000 to 2003.

Ken Wiedrich, CFO and Secretary -   Mr. Wiedrich has over 38 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience with government cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc. from 1989 to 1998, he was responsible for the day to day administrative functions of the company, as well as all accounting and financial aspects of the business. From 1998 to 2003 Mr. Wiedrich was an independent insurance inspector providing personal lines loss-control inspections including replacement cost analysis for Inspection service companies.  From 2003 to 2006, Mr. Wiedrich has served as Controller for Javelin Advisory Group, Inc., where he now serves as President.   Mr. Wiedrich is also currently  the Chief Financial Officer and Secretary of GTREX Capital, Inc., and the Chief Financial Officer and Secretary of S3 Investment Company, Inc.

James Bickel, Director - Mr. Bickel has over 40 years of experience in sales and senior management positions with manufacturing-based companies: Allison Spring and Manufacturing (1968-1973), Bicor Machinery and Manufacturing (1974-1979),

and Keel Corporation (1980-1986), all California based manufacturing companies of high-tech metal parts and assemblies. From 1986 to 2002 Mr. Bickel served as vice president of Uniglobe USA and president of Uniglobe Midpacific and assisted in building a national travel franchise system with over 900 locations.  He later built a golf retail franchise system. Since 2002 Mr. Bickel has acted as vice president and secretary of the World Health and Education Foundation and as vice chairman of MedChannel LLC, a medical device company serving radiology and surgical markets. Since 2005, Mr. Bickel  has served as the Chief Executive Officer of S3 Investment Company, Inc., a publicly-traded holding company with businesses in China.  He is also on the Board of Directors of GTREX Capital, Inc., a business development company located in Temecula, California.

Robert McCoy, Chairman of the Board of Directors –  Mr. McCoy is an experienced senior executive.  As president of Marquis Elevator, Inc. from 1975 to 1990, he built and later sold the largest independent elevator company in Nevada.  Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas, NV from 1990 to 1996.  From 1996 until 2004, Mr. McCoy served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area.  In addition to his work for CLX, Mr. McCoy is on the Board of Directors of GRTEX Capital, Inc. and Franchise Capital Corporation, Inc. Mr. McCoy is a graduate of the University of Tennessee.

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

Dated: August 24, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	August 24, 2006

/s/ James Bickel
James Bickel	Director	August 24, 2006

/s/ Arthur Stone
Arthur Stone	Director	August 24, 2006

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

Date: August 24, 2006	By: /s/ Robert McCoy
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

Date: August 24, 2006	By: /s/ Kenneth Weidrich
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

August 24, 2006

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

August 24, 2006

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

September 30, 2005, 2004 and 2003

C O N T E N T S

Reports of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-5

Schedule of Investments

F-6

Statements of Operations

F-8

Statements of Changes in Net Assets

F-9

Statements of Stockholders’ Equity (Deficit)

F-10

Statements of Cash Flows

F-11

Financial Highlights

F-12

Notes to the Financial Statements

F-13

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

/s/ EASTON AND BARSCH
EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado

December 22, 2003

CLX Investment Company, Inc. Balance Sheets ASSETS
	September 30,	September 30,
	2005	2004
Current Assets
Cash	$185,849	130,000
Total Current Assets	185,849	130,000
Investments ( Note 2)
Advances on credit lines-nonaffiliates	101,153	-
Advances on credit lines-affiliates	179,780
Investments – nonaffiliates	57,150
Investments – affiliates	62,080	-
Total Investments	400,163	-
Total Assets	$586,012	$130,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$40,738	$12,500
Accounts payable - related party (Note 3)	1,000	-
Interest payable	14,072	5,000
Notes payable related party (Note 3)	10,000	-
Convertible debentures (Note 4)	425,888	135,000
Total Current Liabilities	491,698	152,500
Total Liabilities	491,698	152,500
Stockholders' Equity (Deficit)
Preferred stock, authorized 20,000,000 shares, $0.01 par value, 100,000 and 0 shares issued and outstanding respectively	1,000	-
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 53,428,584 and 1,597,130 shares issued and outstanding respectively (Note 5)	534,285	15,971
Additional paid in capital	1,232,401	649,227
Retained deficit	(1,673,372)	(687,698)
Total Stockholders' Equity (Deficit)	94,314	(22,500)
Total Liabilities and Stockholders' Equity	$586,012	$130,000
Net Asset Value per share	$0.0018	$(0.014)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
September 30, 2005
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Non affiliated companies:
ActionView International, Inc.	Advertising	2%	57,150	(1)	57,150
Total non-affiliated companies			$57,150		$57,150

Affiliated Companies
eStrategy Solutions, Inc.	e-Learning	49%	$62,080	(2)	$62,080
Zonda, Incorporated	Medical diagnostic	31%	-	(3)	-	(4)
Total affiliated companies			62,080		62,080
Total Investments			119,230		119,230
COMMERCIAL LOANS:
	Description
Company	of Business		Type of Credit
Non affiliated companies:
ActionView International, Inc.	Advertising		Credit Line		101,153	(1)
Total Loans to non-affiliates					$101,153
Affiliated Companies
eStrategy Solutions, Inc.	e-Learning		Credit Line		$160,687	(2)
Zonda, Incorporated	Medical diagnostic		Credit Line		19,093	(3)
Total loans to affiliates					179,780
Total Loans					280,933
TOTAL INVESTMENTS AND LOANS					$400,163

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

(2) The Company purchased 4,900 shares of  eStrategy restricted common stock, representing 49% of the total issued and outstanding stock, for $62,080.  The Company received an additional 1,100 shares (11%) that was placedinto a trust to collateralize the Company’s credit line. The additional shares will be released to eStraegy's management upon achieving profitability for three successive months.  As of September 30, 2005 the Company had advanced eStrategy $154,431 under an operating line of credit and added $6,256 of interest for a total of $160,687.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.

(3) The Company received received 615,385 shares of restricted common stock of Zonda, Inc. for providing a $500,000 line of credit.  The Company valued the original investment of Zonda at no cost based on its start up nature.  As of September 30, 2005 the Company has advanced Zonda $19,000 under an operating line of credit and added $93 of interest for a total of $19,093.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007. The repayment of the line of credit, plus accrued interest, shall be accelerated following the third consecutive month in which Zonda generates net income (EBIT) of at least $50,000.

(4) The Company estimates the fair value of Zonda to be $0.00 based on the fact that the shares are restricted, there is no active market for its stock, and it would be difficult to liquidate any of the shares.

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