Form 10-Q/A
period 2005-12-31
CLX INVESTMENT COMPANY, INC.
filed 2006-08-24
CIK 317438

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

December 31, 2005

CLX Investment Company, Inc. Balance Sheets (unaudited) ASSETS
	December 31,	December 31,
	2005	2004
Current Assets
Cash	$209	5,523
Accrued Interest	-	50
Total Current Assets	209	5,573
Investments ( Note2)
Advances on credit lines-nonaffiliates	225,563
Advances on credit lines-affiliates	240,934
Investments – nonaffiliates	91,432
Investments – affiliates	62,080	70,000
Total Investments	620,009	70,000
Total Assets	$620,218	$75,573
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts Payable	$54,206	$6,561
Interest Payable	22,875	3,340
Notes payable related party (Note 3)	10,000	-
Stock Payable	295,488	-
Convertible Debentures (Note 4)	-	154,000
Total Current Liabilities	382,569	163,901
Long-Term Liabilities
Notes Payable (Note 4)	200,000	-
Total Liabilities	582,569	163,901
Stockholders' Equity (Deficit)
Preferred Stock, Authorized 20,000,000 Shares, $0.01 Par Value, 100,000 and 0 Shares Issued and Outstanding respectively (Note 6)	1,000	-
Common Stock, Authorized 1,980,000,000 Shares, $0.01 Par Value, 53,978,584 and 1,797,634 Shares Issued and Outstanding respectively (Note 5)	539,785	17,976
Additional Paid in Capital	1,234,401	813,222
Retained Deficit	(1,737,537)	(919,526)
Total Stockholders' Equity (Deficit)	37,649	(88,328)
Total Liabilities and Stockholders' Equity (Deficit)	$620,218	$75,573
Net Asset Value per share	$0.0007	$(0.0491)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments (unaudited)
December 31, 2005
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value
Non affiliated companies:
ActionView International, Inc. (1)	Advertising	3%	114,290	91,432
Total non affiliated companies			$114,290	$91,432
Affiliated Companies:
eStrategy Solutions, Inc. (2)	e-Learning	49%	$62,080	$62,080
Zonda, Incorporated (3)	Medical diagnostic	31%	-	-	(4)
Total affiliated companies			62,080	62,080
Total Investments			176,370	153,512

COMMERCIAL LOANS:
	Description
Company	of Business		Type of Credit
Non affiliated companies:
ActionView International, Inc.	Advertising		Credit Line	225,563
Total loans to non affiliates				$225,563
Affiliated Companies:
eStrategy Solutions, Inc.	e-Learning		Credit Line	$145,456
Zonda, Incorporated	Medical diagnostic		Credit Line	95,478
Total loans to affiliates				240,934
Total Loans				466,497
TOTAL INVESTMENTS AND LOANS				$620,009

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

(2) The Company purchased 4,900 (49%)shares of eStrategy restricted common stock for $62,080.  The Company received an additional 1,100 shares (11%) that has been placed into a trust to collateralize the credit line.  The stock will be released to eStrategy's management upon achieving profitability in three successive months. As of December 31, 2005 the Company has advanced eStrategy $142,408 under an operating line of credit and added $3,048 of interest for a total of $145,456.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.

(3) The Company received 615,385 shares of restricted common stock of  Zonda, Inc. for providing a $500,000 line of credit. The Company valued the  original investment of Zonda at $0.00 based on its start up nature.  As of December 31, 2005 the Company has advanced Zonda $94,136 under an operating line of credit and added $1,343 of interest for a total of $95,478.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.   The repayment of the line of credit, plus accrued interest, shall accelerate following the third consecutive month in which Zonda generates net income (EBIT) of at least $50,000.  The Company estimates the fair value of Zonda to be $0.00 based on the fact that the shares are restricted and there is no market for its stock and it would be difficult to liquidate any of the shares.

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

Investment Strategy

CLX Investments Company, Inc. intends to make strategic investments in companies with perceived growth potential. The Investment Committee has adopted a charter wherein this criteria is weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where the Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company, or exert some other management control.

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

Dated: August 24, 2006
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

/s/ Kenneth Wiedrich Kenneth Wiedrich Chief Financial Officer August 24, 2006