Form 10-Q/A
period 2006-03-31
CLX INVESTMENT COMPANY, INC.
filed 2006-08-24
CIK 317438

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

EXPLANATORY NOTE:

This amendment to the Company's Form 10-Q originally filed on May 19, 2006 for the quarter ended June 30, 2006 adds certain financial disclosure in conformity with Regulation S-X.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

March 31, 2006

CLX Investment Company, Inc. Balance Sheets ASSETS
	March 31,	September 30,
	2006	2005
	(unaudited)	(audited)
Current Assets
Cash	$9,295	185,849
Travel advance	600	-
Total Current Assets	9,895	185,849
Investments ( Note 2)
Advances on credit lines - nonaffiliates	229,963	101,153
Advances on credit lines - affiliates	344,183	179,780
Investments - nonaffiliates	134,999	57,150
Investments - affiliates	62,080	62,080
Total Investments	771,225	400,163
Total Assets	$781,120	$586,012
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$67,834	$40,738
Accounts payable - related party (Note 3)	-	1,000
Interest payable	27,451	14,072
Notes payable related party (Note 3)	10,000	10,000
Convertible debentures (Note 4)	-	425,888
Total Current Liabilities	105,285	491,698
Long-Term Liabilities
Notes payable (Note 4)	200,000	-
Total Liabilities	305,285	491,698
Stockholders' Equity
Preferred Stock, authorized 20,000,000 shares, $0.01 par value, 100,000 and 100,000 shares issued and outstanding respectively	1,000	1,000
Common Stock, authorized 1,980,000,000 shares, $0.01 par value, 107,720,668 and 53,428,584 shares issued and outstanding respectively (Note 5)	1,077,207	535,619
Receivable- common stock	(5,000)	-
Additional paid in capital	1,198,328	1,231,068
Retained deficit	(1,795,700)	(1,673,372)
Total Stockholders' Equity	475,835	93,314
Total Liabilities and Stockholders' Equity	$781,120	$585,012
Net Asset Value per share	$0.004	$0.002
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

(2) The fair value of the shares received from AVWI on March 31, 2006 was calculated based on the closing bid price of the common stock as quoted by the OTCBB (1,285,700 shares @ $0.105).

(3) The Company purchased 4,900 (49%) shares of eStrategy restricted common stock for $62,080.  The Company received an additional 1,100 shares (11%) to hold in trust as collateral on the credit line.  The shares in trust will be released to eStrategy's management upon achieving profitability in three successive months. As of March 31, 2006 the Company has advanced eStrategy $142,408 under an operating line of credit and added $5,885 of interest for a total of $148,293.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.

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

CLX Investment Company, Inc.
Statements of Changes in Net Assets (unaudited)
	For the Six Months Ended
	March 31,
	2006	2005

OPERATIONS:
Net investment loss	$(131,157)	$(542,740)
Net realized and unrealized gain on investment transactions	6,429	-
Gain on extinguishment of debt	2,400	1,000
Net decrease in net assets resulting from operations	(122,328)	(541,740)

SHAREHOLDER ACTIVITY:
Stock issued for cash	278,961	578,554
Stock issued for conversion of debt	225,888	80,000

NET INCREASE (DECREASE) IN ASSET VALUE	382,521	116,814

NET ASSETS:
Beginning of Period	93,314	(22,500)

End of Period	$475,835	$94,314

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (unaudited)
	For Six Months Ended March 31,		For Three Months Ended March 31,
	2006	2005	2006	2005

Investment Revenue
Investment - interest	$71,420	$-	$14,280	$-
Interest income from non-affiliates	8,310	-	4,400	-
Interest income from-affiliates	10,101	1,194	5,710	1,144
Total Revenues	89,831	1,194	24,390	1,144
Operating Expenses
General & administrative	81,557	24,856	34,654	13,390
Management service fee	63,476	77,795	31,900	32,795
Investor relations	34,761	12,153	17,510	7,710
Interest expense	13,394	410,089	4,576	248,749
Professional fees	27,799	19,041	23,200	9,412
Total Operating Expenses	220,987	543,934	111,840	312,056
Net Operating Loss	(131,157)	(542,740)	(87,450)	(310,912)
Other Income
Unrealized gain on non affiliated investment	6,429	-	29,287	-
Gain on extinguishments of debt	2,400	1,000	-	1,000
Total Other Income (Expense)	8,829	1,000	29,287	1,000
LOSS FROM CONTINUING OPERATIONS	(122,328)	(541,740)	(58,163)	(309,912)
Income tax expense	-	-	-	-
Net loss	$(122,328)	$(541,740)	$(58,163)	$(309,912)
Net loss per share	$(0.002)	$(0.13)	$(0.001)	$(0.05)
Weighted average shares outstanding	72,921,744	4,090,216	92,615,258	6,842,634
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Receivable
	Preferred Stock		Common Stock		Paid-in	Common	Retained
	Shares	Amount	Shares	Amount	Capital	Stock	(Deficit)
Balance, September 30, 2003	-	$-	3,518,629	$35,186	$838,075	$-	$(663,582)
October, 2003 retirement of Treasury stock	-	-	(1,002)	(10)	10	-	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,916,512)	(19,165)	(188,897)	-	-
Net loss for period ended September 30, 2004	-	-	-	-	-	-	(24,116)
Balance, September 30, 2004	-	-	1,601,115	16,011	649,188	-	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,358,283	93,583	(23,583)	-	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	696,888	-	-
Common stock issued for extinguishments of debt	-	-	1,336,898	13,369	(3,369)	-	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,583,758	355,838	(58,738)	-	-
Preferred stock issued February 1, 2005	9,000,000	90,000	-	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,010,692	40,107	(25,107)	-	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,671,122	16,711	(4,211)	-	-
Net loss for period ended September 30, 2005	-	-	-	-	-	-	(985,674)
Balance, September 30, 2005	100,000	1,000	53,428,584	534,285	1,232,401	-	(1,673,372)
Stock issued on conversion of debentures (unaudited)	-	-	22,888,800	228,888	(3,000)	-	-
Stock issued for cash, thru March 2006 (unaudited)	-	-	31,270,000	312,700	(29,740)	5,000	-
Stock issued for stock dividend (unaudited)	-	-	133,284	1,334	(1,333)	-	-
Net Loss for period ended March 31, 2006 (unaudited)	-	-	-	-	-	-	(122,328)
Balance, March 31, 2006	100,000	$1,000	107,720,668	$1,077,207	$1,198,328	$5,000	$(1,795,700)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows (unaudited)
	For the Six Months ended March 31,	For the Six Months ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(122,328)	$(541,740)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized gain on investment - non affiliated	(6,429)	-
Stock received for interest	(71,419)	-
Beneficial conversion expense	-	315,000
Finance costs	-	90,000
Gain on extinguishments of debt	(2,400)	(1,000)
Bad debt allowance	-	10,000
Changes in Operating Assets and Liabilities:
Increase in prepaid expense	(600)
Increase in accrued expense	13,379	89
Increase in accounts payable	26,096	(8,230)
Net Cash Provided (Used) by Operating Activities	(163,701)	(135,881)
Cash Flows from Investing Activities:
Investment in portfolio company	-	(60,000)
Advances on line of credit	(293,214)	(82,144)
Net Cash Used by Investing Activities	(293,214)	(142,144)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	280,361	12,000
Proceeds from issuing convertible debentures	-	305,000
Payments on convertible debentures	-	(135,000)
Net Cash Provided by Financing Activities	280,361	182,000
Decrease in Cash	(176,554)	(96,025)
Cash and cash equivalents at beginning of period	185,849	130,000
Cash and cash equivalents at end of period	$9,295	$33,975
Cash Paid For:
Interest	$-	$-
Income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion on debentures	$3,000	$5,600,000
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

(1) Net Asset Value Return reflects the impact of stock issues during the periods presented. Omitting these issuances, the Net Asset Value Return would have been (131.09)% and (2.607.73)% respectively

The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

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

Investment Strategy

CLX Investments Company, Inc. intends to make strategic investments in developing companies with perceived growth potential. The Investment Committee has adopted a charter wherein this is weighed against other criteria including strategic fit, investment amount, management ability, etc. In principle, the Company will prefer to make investments in companies where the Company can acquire at least a 51% ownership interest in the outstanding capital of the portfolio company, or exert some other management control.

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

Our Common Stock Price May be Volatile

The trading price of our common stock may fluctuate substantially.  The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance.  While there are not presently any derivative securities relating to our stock, there are other factors that could impact the volatility of our stock price.  These factors include the following:

•

Price and volume fluctuations in the overall stock market from time to time;

•

Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

•

Volatility resulting from potential short trading in our common stock by foreign investors*;

•

Changes in regulatory policies or tax guidelines with respect to business development companies or regulated investment companies;

•

Actual or anticipated changes in our earnings or fluctuations in our operating results or changes in the expectations of securities analysts;

•

General economic conditions and trends;

•

Loss of a major funding source; or

•

Departures of key personnel

The OTCBB has measures in place to prevent the “shorting” of penny stocks; however, foreign investors are typically not bound to follow OTCBB rules.  In addition, the Company’s stock may trade on foreign exchanges without the consent or knowledge of the Company.  While the Company tries to prevent foreign investor shorting, it is impossible to entirely prevent or eliminate it.  The Company has previously sold its common stock to certain foreign investment entities; however, these entities have executed agreements with the Company that prohibit them from engaging in shorting practices.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q/A for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Chief Executive Officer August 24, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q/A for the period ending March 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich Kenneth Wiedrich Chief Financial Officer August 24, 2006