Form 10-K
period 2006-09-30
CLX INVESTMENT COMPANY, INC.
filed 2006-12-13
CIK 317438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended September 30, 2006

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

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as September 30, 2006 was $936,485 based on the last sale price of $0.008 as reported on the bulletin board.

The Registrant had 118,310,668 shares of common stock, $0.01 par value, outstanding as of December 7, 2006.

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

On October 2, 2006, CLX Investment Company, Inc. (the “Company”), received repayment of the credit line and accrued interest due from eStrategy Solutions, Inc. (“ESS”) which totaled $189,233.  The Company also agreed to sell its stock position in ESS to John R. Matthews, President of ESS, in exchange for $62,080.

The Company presently has two portfolio investments:  ActionView International, Inc. and Zonda, Inc.

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

Portfolio Investments

The Company presently has two portfolio investments:  ActionView International, Inc. and Zonda, Inc.

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

Employees

CLX Investment Company, Inc. has one employee Robert McCoy, the Company’s Interim Chief Executive Officer and Interim Chief Compliance Officer.  On May 15, 2006, the Board of Directors determined not to renew Tammy Dunn’s contract and relieve her of her responsibilities as Chief Executive Officer.  To fill the vacancy created by Tammy Dunn, the Board of Directors appointed Robert McCoy to be the Company’s Interim Chief Executive Officer and Interim Chief Compliance Officer.  The Company currently compensates Mr. McCoy an annual salary of $30,000 for the positions he holds.  Management of the Company expects to use consultants, attorneys, and accountants as necessary and does not anticipate a need to engage any full-time employees as long as business needs are being identified and evaluated. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “CLXN”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter from September 2004 to September 30, 2006, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
9/30/2004	0.21	0.18	0.18
12/31/2004	0.35	0.01	0.06
3/31/2005	0.06	0.01	0.03
6/30/2005	0.03	0.01	0.03
9/30/2005	0.08	0.01	0.05

12/31/2005	0.03	0.03	0.03
3/31/2006	0.02	0.02	0.02
6/30/2006	0.02	0.02	0.02
9/30/2006	0.008	0.008	0.009

Holders of record

As of September 30, 2006 there were approximately 573 shareholders of the Company’s common stock.

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

As of September 30, 2006, CLX Investment Company, Inc had 118,060,668 shares of common stock outstanding.

ITEM 6.

SELECTED FINANCIAL DATA

Financial Position as of September 30:
	2006	2005	2004	2003	2002
Total asset	$ 708,862	$ 647,397	$ 130,000	$ 386,048	$ 766,703
Total liabilities	$ 506,549	$ 986,770	$ 152,500	$ 420,875	$ 489,793
Net assets	$ 202,313	$ (339,373)	$ (22,500)	$ (34,827)	$ 276,910
Net asset value per outstanding share	$ 0.002	$ (0.006)	$ 0.019	$ (0.013)	$ 0.105
Shares outstanding, end of fiscal year	118,060,668	53,561,868	1,197,634	2,631,936	2,631,936

Operating Data for year ended September 30(1):
	2006	2005	2004	2003	2002
Total investment income	$ 97 ,611	$ 64,652	$ 22,500	$ -	$ -
Total expenses	$ 422,697	$ 935,674	$(22,500)	$ -	$ -
Net operating (loss) income	$ (325,086)	$ (871,022)	$ -	$ 60,341	$ (368,855)
Total tax expense (benefit)	$ -	$ -	$ -	$ -	$ -
Stock Dividends	$ -	$ (668,214)	$ -	$ -	$ -

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

Currently, there are no commitments for material expenditures. It should be noted the Company’s auditors HJ Associates & Consultants, L.L.P. have expressed in their audit opinion letter there is substantial doubt about the Company’s ability to continue as a going concern.

Managerial Assistance

As a business development company we will offer and provide upon request managerial assistance to certain of our portfolio companies.  As defined under the 1940 Act, managerial assistance means providing “significant guidance and counsel concerning the management, operations, or business objectives and policies of a portfolio company.”

Management Agreement

On June 1, 2006, the Company entered into a management agreement with Javelin Advisory Group, Inc. to furnish the Company with office facilities, equipment, clerical and record keeping services.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  Under the terms of the contract, Javelin will be compensated a monthly fee of $12,500. The contract expires June 1, 2007.  Javelin does not perform any investment analysis or portfolio valuation on behalf of the Company.

Result of Operations

General and Administrative expenses were $138,816 for year ended September 30, 2006 compared to $20,039 for year ended September 30, 2005.  This increase of $118,777 was primarily due to an increased investor relation services and website development, as well the addition of an officer salary.

Marketing and Promotions for the year ended September 30, 2006 were $2,811 compared to $51,500 for the year ended September 30, 2005.  This decrease of $48,689 was primarily the result of decreasing Media services and email blasts.

Interest Expense for the year ended September 30, 2006 was $24,298 compared to $608,808 for the year ended September 30, 2005.  This decrease of $584,510 was primarily due to the Company no longer issuing debentures, which resulted in beneficial conversion and interest expenses in 2005.

Revenues for the year ended September 30, 2006 were $97,611 compared to $64,652 for the year ended September 30, 2005.  This increase of $32,959 was primarily due to the receipt of additional shares of ActionView stock issued as consideration for extending their credit line.

For the year ended September 30, 2006 the Company had a net loss of $304,465 compared to a net loss of $1,064,644 for the year ended September 30, 2005.  The net loss is primarily interest expense due to the beneficial conversion feature of convertible debentures.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of September 30, 2006 the Company had $306,549 in current liabilities, which exceeded current assets by $298,370.  The Company has accumulated $2,056,807 of net operating losses through September 30, 2006, which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2006 fiscal year was $304,465 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our September 30, 2006 financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of September 30, 2006 are as follows:

Name	Age	Position
Robert McCoy	58	Interim Chief Executive Officer, Chief Compliance Officer and Chairman of the Board of Directors
Kenneth C. Wiedrich	60	Chief Financial Officer and Secretary
James Bickel	66	Director
Arthur Stone	63	Director

The business experience of each of the persons listed above is as follows:

Robert McCoy, Interim Chief Executive and Chief Compliance Officer, Chairman of the Board of Directors –  Mr. McCoy is an experienced senior executive.  As president of Marquis Elevator, Inc. from 1975 to 1990, he built and later sold the largest independent elevator company in Nevada.  Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas, NV from 1990 to 1996.  Since 1996, Mr. McCoy has served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area.  Mr. McCoy is a graduate of the University of Tennessee and also currently serves on the Board of Directors of GTREX Capital, Inc.

Ken Wiedrich, CFO and Secretary -   Mr. Wiedrich has over 33 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience in the use of several automated accounting systems including MAS90, Peachtree, and QuickBooks. Mr. Wiedrich has experience with governmental cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc. (1990-2003), he was responsible for the day–to-day administrative functions of the company as well as all accounting and financial aspects of the business. Mr. Wiedrich was involved in raising money through private placement and long-term financing for Ri-Tech.  From 2003 to 2006, Mr. Wiedrich has served as Controller for Javelin Advisory Group, Inc., where he now serves as President.  Mr. Wiedrich currently serves as Chief Financial Officer and Secretary for GTREX Capital, Inc., and Chief Financial Officer and Secretary of CLX Investment Company, Inc., and Secretary of Entertainment Capital Corporation, as well as the Chief Financial Officer and Secretary of S3 Investment Company, Inc.

James Bickel, Director - Mr. Bickel has over 40 years of experience in sales and senior management positions with manufacturing-based companies: Allison Spring and Manufacturing (1968-1973), Bicor Machinery and Manufacturing (1974-1979), and Keel Corporation (1980-1986), all California based manufacturing companies of high-tech metal parts and assemblies. From 1986 to 2002 Mr. Bickel served as vice president of Uniglobe USA and president of Uniglobe Midpacific and assisted in building a national travel franchise system with over 900 locations.  He later built a golf retail franchise system. Since 2002 Mr. Bickel has acted as vice president and secretary of the World Health and Education Foundation and as vice chairman of MedChannel LLC, a medical device company serving radiology and surgical markets.  Mr. Bickel is currently the Chief Executive Officer of S3 Investment Company, Inc., a publicly-traded holding company with businesses in China.  He also serves on the Board of Directors of GTREX Capital, Inc.

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

Meetings

During the year ended September 30, 2006 the Board of Directors met informally on six occasions, all actions were taken by resolution of unanimous consent in lieu of board meetings.

Compensation of Directors

Our independent directors are compensated $1,000 each per month for services provided as a Director.  Our directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.  Mr. McCoy, while serving as Interim CEO and CCO, will receive $2,500 per month as remuneration for his services.

ITEM 11.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal years ended September 30, 2006, 2005 and 2004.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
					Awards
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
E.J. Henderson(1)	2004	$-0-	$-0-	$-0-	--	--	--
President, Chief Executive Officer and Chief Financial Officer

Shane H. Traveller(2)	2004	$-0-	$-0-	$-0-	--	--	--
Chief Executive Officer	2005	$-0-	$-0-	$-0-	--	--	--

Steven Peacock(3)	2004	$-0-	$-0-	$-0-	--	--	--
Secretary	2005	$-0-	$-0-	$-0-	--	--	--

Tammy Dunn(4) President and Chief Executive Officer	2005	$60,000	$-0-	$-0-	--	--	--

Kenneth Wiedrich(5)	2005	$-0-	$-0-	$-0-	--	--	--
Secretary and Chief Financial Officer
Bob McCoy(6)	2006	$22,000	$-0-	$-0-	--	--	--
Interim Chief Executive Officer and Chief Compliance Officer

(1) Mr. E.J. Henderson served as Chief Executive Officer from inception to May 2004.

(2) Mr. Traveller served as Chief Executive Officer from May 2004 to July 2005.

(3) Mr. Peacock served as Secretary from May 2004 to July 2005.

(4) Ms. Dunn served as President and Chief Executive Officer from July 2005 to May 2006.

(5) Mr. Wiedrich was named Secretary in March 2005 and Chief Financial Officer in July 2005.

(6) Mr. McCoy was named Interim Chief Executive Officer and Chief Compliance Officer on May 15, 2006.

Employment Agreements

Tammy Dunn, the Company’s former Chief Executive Officer and President entered into an employment contract with the Company effective July 1, 2005.  The terms of the agreement provide for an annual salary of $60,000 and the agreement is effective through July 2006.  The Board determined not to renew Ms. Dunn’s contract and relieved her of her responsibilities as CEO and President on May 1, 2006, though she was paid through the end of the contract period.  Mr. McCoy, Chairman of the Board, was voted interim Chief Executive Officer and Chief Compliance Officer during the Company’s search for a new Chief Executive.  Mr. McCoy does not have an employment agreement.  Each of the Company’s Directors has a Director Agreement that outlines the scope of director services to be provided and the monthly remuneration.

Management Agreement

On June 1, 2006, the Company entered into a management agreement with Javelin Advisory Group, Inc. to furnish the Company with office facilities, equipment, clerical and record keeping services.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  Under the terms of the contract, Javelin will be compensated a monthly fee of $12,500. The contract expires June 1, 2007.  Javelin does not perform any investment analysis or portfolio valuation on behalf of the Company.

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

Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, CLX Investment Company believes its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended September 30, 2006, except for the following:

Robert McCoy filed a Form 4 report on October 30, 2006 to report ownership of 500,000 shares of CLXN’s common stock.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information, to the best knowledge of the Company, as of December 7, 2006 with respect to each person known by CLX Investment Company, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Robert McCoy Interim CEO, Interim CCO and Chairman of the Board of Directors	500,000	Common	*
Kenneth Wiedrich CFO and Secretary	-0-	Common	*
James Bickel Director	250,000	Common	*
Arthur Stone Director	250,000	Common	*
All directors and executive officers (4 persons)	1,000,000	Common	1%
Sequoia International, Inc Leeward Hwy, Providenciales Turks & Caicos Islands	2,185,425	Common	2%
*Denotes less than 1%

(1) Unless indicated otherwise, the address for each of the above listed is c/o CLX Investment Company, Inc at 43180 Business Park Dr., Suite 202, Temecula, CA 92590.

(2) The above percentages are based on 118,310,668 shares of common stock outstanding as of December 7, 2006.

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

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2006 and reviews of the financial statements included in the Company's Forms 10-K for fiscal 2005 were approximately $20,600 and  $22,163 , respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2006 and 2005 were $0 and $0, respectively.

ITEM 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)(2)

Financial Statements.  See index to financial statements and supporting schedules.

(a)(3)

Exhibits.

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-X.  Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K has been identified.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	Incorporated by reference to corresponding Exhibit previously filed.
3.2	Bylaws	Incorporated by reference to corresponding Exhibit previously filed.
4.1	Form of Common Stock Certificate	Incorporated by reference to corresponding Exhibit previously filed.
14	Code of Ethics	Incorporated by reference to corresponding Exhibit previously filed.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted December 7, 2004	Incorporated by reference to corresponding Exhibit previously filed.
99.2(ii)	Investment Committee Charter adopted December 7, 2004	Incorporated by reference to corresponding Exhibit previously filed.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLX INVESTMENT COMPANY, INC.

By:/s/ Robert McCoy Robert McCoy Interim Chief Executive Officer

Dated: December 12, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	December 12, 2006

/s/ James Bickel
James Bickel	Director	December 12, 2006

/s/ Arthur Stone
Arthur Stone	Director	December 12, 2006

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF INTERIM CHIEF EXECUTIVE OFFICER

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

Date: December 12, 2006	By: /s/ Robert McCoy
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

Date: December 12, 2006	By: /s/ Kenneth Weidrich
Kenneth Weidrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-K for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert McCoy, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy

Robert McCoy

Interim Chief Executive Officer

December 12, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-K for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth Weidrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Weidrich

Kenneth Weidrich

Chief Financial Officer

December 12, 2006

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

September 30, 2006, 2005 and 2004

C O N T E N T S

Report of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-4

Statements of Changes in Net Assets                                                                                                                                       F-5

Schedule of Investments

F-6

Statements of Operations

F-8

Statements of Stockholders’ Equity (Deficit)

F-9

Statements of Cash Flows

F-10

Financial Highlights                                                                                                                                                                   F-11

Notes to the Financial Statements

F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CLX Investment Company, Inc.

Temecula, CA

We have audited the accompanying balance sheets of CLX Investment Company, Inc.   (the Company) as of September 30, 2006 and 2005 and the related statements of operations, stockholders’ equity, cash flows and changes in net assets and financial highlights for the years ended September 30, 2006, 2005 and 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed more fully in Note 2 to the financial statements, investments and advances amounting to $700,615 (99% of net assets at September 30, 2006 and $299,010 (46% of net assets) at September 30, 2005 have been valued at fair value as determined by the Board of Directors.  We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2006 and 2005 and the results of its operations and its cash flows for the years ended September 30, 2006, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

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

As further discussed in Note 9 to the financial statements, the Company has restated the financial statements for the year ended September 30, 2006 to account for a derivative liability, to change the valuation of certain stock issuances, also to change an investment value.

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

December 7, 2006

CLX Investment Company, Inc. Balance Sheets ASSETS
	September 30,	September 30,
	2006	2005
Current Assets		(Restated)
Cash	$8,179	$185,849
Total Current Assets	8,179	185,849
Discount on debts	-	162,538
Investments ( Note2)
Advances on credit lines-affiliates	469,498	179,780
Investments - nonaffiliates	64,285	57,150
Investments - affiliates	166,900	62,080
Total Investments	700,683	299,010
Total Assets	$708,862	$647,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$143,908	$40,737
Accounts payable - related party (Note 3)	-	1,000
Interest payable	38,641	14,072
Line of credit (Note 3)	64,000	-
Derivative liability	-	495,073
Notes payable related party (Note 3)	60,000	10,000
Convertible debentures (Note 4)	-	425,888
Total Current Liabilities	306,549	986,770
Long-Term Liabilities
Notes Payable (Note 4)	200,000	-
Total Liabilities	506,549	986,770
Stockholders' Equity
Preferred stock, authorized 20,000,000 shares, $0.01 par value, 0 and 100,000 shares issued and outstanding respectively	-	1,000
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 118,060,668 and 53,561,868 shares issued and outstanding respectively (Note5)	1,180,607	535,619
Additional paid in capital	1,078,513	876,350
Retained deficit	(2,056,807)	(1,752,342)
Total Stockholders' Equity	202,313	(339,373)
Total Liabilities and Stockholders' Equity	$708,862	$647,397
Net Asset Value per share	$0.002	$(0.006)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Changes in Net Assets
	For the Year Ended
	September 30,
	2006	2005
		(Restated)
OPERATIONS:
Net investment loss	$(325,086)	$(871,022)
Net realized and unrealized gain on investment transactions	(79,964)	-
Gain on extinguishment of debt	2,400	5,716
Net decrease in net assets resulting from operations	(402,650)	(865,306)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	944,336	548,433

NET INCREASE (DECREASE) IN ASSET VALUE	541,686	(316,873)

NET ASSETS:
Beginning of Period	(339,373)	(22,500)

End of Period	$202,313	$(339,373)

2004 is not presented because that is prior to the Company reporting as a Business Development Company
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
September 30, 2006
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment	Fair Value
Non affiliated companies:
ActionView International, Inc.	Advertising	3%	128,570	64,285	(1)
Total non affiliated companies			$128,570	$64,285
Affiliated Companies:
eStrategy Solutions, Inc.	e-Learning	49%	$62,080	$62,080	(2)
Zonda, Incorporated	Medical diagnostic	31%	-	104,820	(3)
Total affiliated companies			62,080	166,900
Total Investments			$190,650	$231,185

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit
Non affiliated companies:
Action View International, Inc.	Advertising	3%	Credit Line	$-	(1)
Total loans to non affiliates				$-
Affiliated Companies:
eStrategy Solutions, Inc.	e-Learning	49%	Credit Line	$188,935	(2)
Zonda, Incorporated	Medical diagnostic	31%	Credit Line	280,563	(3)
Total loans to affiliates				469,498
Total Loans				469,498
TOTAL INVESTMENTS AND LOANS				$700,683

(1) The Company agreed to extend a credit line of $350,000 To AVWI and was to receive up to 2,000,000 shares of restricted AVWI common stock of AVWI as consideration for providing a $350,000 line of credit.  The shares are delivered to the Company on a pro-rata basis as the credit line is drawn down.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2008.  The due date for repaying the line of credit, plus accrued interest, shall be accelerated following the third consecutive month in which ActionView International generates net income (EBIT) of at least $50,000.  The Company has only extended $221,693 on the line of credit and added $17,484 of  interest for a total due of $239,177 as of  September 30, 2006.   As a result, ActionView has only issued 1,285,700 shares of its restricted common stock, which has been recorded at fair value of $0.05 per share as of September 30, 2006 based on the closing bid price on September 30, 2006.  The fair value of the shares of AVWI at the date of the financing agreement was executed was $0.10 per share; therefore the Company has recorded a cost basis of all shares received from AVWI at $128,570 (1,285,700 at $0.10).  This value was recognized as interest income on the operating statement with subsequent changes to fair value being recorded as unrealized gains or losses.  During the quarter ending September 30, 2006 the Company was appraised of the fact that certain of the AVWI sales contracts on which financial projections had been based were invalid.  While AVWI is trying to get valid sales contracts in place, we believe that there is substantial doubt that AVWI will continue as a going concern  The value of the credit line of $239,177 has therefore been valued at $0.00 to reflect the uncertainty that the debt will be repaid.

(2) The Company purchased 4,900 shares (49%) of eStrategy restricted common stock for $62,080.  As of September 30, 2006 the Company has advanced eStrategy $176,824 under an operating line of credit and added $12,111 of interest for a total of $188,935.  The line of credit bears interest at eight percent (8%) per annum and the principal and interest are due on December 31, 2007.  Subsequent to September 30, 2006 Company was repaid all principal and interest owed.  In addition, the Company agreed to sell its equity position in eStrategy to John Matthews, President of eStrategy, for $62,080, which represented the fair value of the investment at that time.

(3) The Company received 615,385 shares of restricted common stock of Zonda, Inc. for providing a $500,000 line of credit. The Company valued the original investment of Zonda at $0.00 based on its start up nature.  As of September 30, 2006 the Company has advanced Zonda $275,592 under an operating line of credit and added $4,971 of QE interest for a total of $280,563.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.  The repayment of the line of credit, plus acrued interest, shall be accelerated following the third consecutive month in which Zonda generates net income (EBIT) of at least $50,000.  The line of credit was not deemed impaired since the obligation is collateralized by intangible assets of Zonda including patents, FDA submissions, product formulations, etc.  At September 30, 2006, the Company estimates the fair value of Zonda to be $104,820 based on 31% of Zonda's annual revenues of $338,133.  Based on these factors, the Company believes that the presentation of its Zonda investments represent the fair value at September 30, 2006.

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations
	For the Year Ended September 30,
	2006	2005	2004
		(Restated)
Investment Revenue
Investment - prepaid interest	$71,420	$-	$-
Interest income from non-affiliates	-	58,303	-
Interest income from -affiliates	26,191	6,349	-
Total Revenues	97,611	64,652	-
Operating Expenses
General & administrative	138,816	20,039	-
Management service fee	134,476	139,920	-
Marketing and promotions	2,811	51,500	-
Bad debt expense	-	10,000	-
Investor relations	58,447	35,900	-
Interest expense	24,298	608,808	5,000
Professional fees	63,849	69,507	17,500
Total Operating Expenses	422,697	935,674	22,500
Net Operating Loss	(325,086)	(871,022)	(22,500)
Net investment (loss):
Derivative change	98,185	(98,185)	-
Unrealized loss on non affiliated investment	(184,784)	(101,153)	-
Unrealized gain on affiliated investment	104,820	-	-
Gain on extinguishments of debt	2,400	5,716	-
Loss from discontinued operations	-	-	(1,616)
Net decrease in net assets resulting from operations	(304,465)	(1,064,644)	(24,116)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30, 2003	-	$-	3,518,629	$35,186	$838,075	$(663,582)
October, 2003 retirement of Treasury stock	-	-	(1,002)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,916,512)	(19,165)	(188,897)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1,601,115	16,011	649,188	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,358,283	93,583	(23,583)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	342,170	-
Common Stock issued for extinguishments of debt	-	-	1,336,898	13,369	(3,369)	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,583,758	355,838	(58,738)	-
Preferred Stock issued February 1, 2005	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,010,692	40,107	(25,107)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,671,122	16,711	(4,211)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(1,064,644)
Balance, September 30, 2005 (Restated)	100,000	1,000	53,561,868	535,619	876,350	(1,752,342)
Cancel preferred stock	(100,000)	(1,000)			1,000
Stock issued on conversion of debentures, thru September 30, 2006	-	-	22,348,800	223,488	236,303	-
Stock issued for cash, thru September 30, 2006	-	-	42,150,000	421,500	(35,140)	-
Net Loss for period ended September 30, 2006	-	-	-	-	-	(304,465)
Balance, September 30, 2006	-	$-	118,060,668	$1,180,607	$1,078,513	$(2,056,807)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows
	For the Twelve Months ended September 30,
	2006	2005	2004
		(Restated)
Cash Flows from Operating Activities:
Net Loss	$(304,465)	$(1,064,644)	$(24,116)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized loss on investment – non affiliated	97,488	44,003	-
Beneficial conversion expense	-	576,520	-
Finance costs	(98,633)	111,685	-
Gain on extinguishments of debt	-	(5,716)	-
Bad debt allowance	(2,400)	10,000	-
Changes in Operating Assets and Liabilities:	-	-	-
Discontinued operations	-	-	28,683
Increase in accrued expense	35,569	13,788	5,000
Increase in accounts payable	102,172	29,238	12,500
Net Cash Provided (Used) by Operating Activities	(170,269)	(285,126)	22,067
Cash Flows from Investing Activities:
Change in cash from discontinued operations	-	-	(254,745)
Investment in portfolio company	-	(62,080)	-
Advances on line of credit	(499,161)	(280,933)	-
Net Cash Used by Investing Activities	(499,161)	(343,013)	(254,745)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	313,760	312,100	-
Proceeds from stock payable	75,000	696,888	135,000
Proceeds from related party	50,000	10,000
Repayments of convertible debentures	-	(335,000)	-
Proceeds from credit line	53,000	-	-
Net Cash Provided by Financing Activities	491,760	683,988	135,000
Decrease in Cash	(177,670)	55,849	(97,678)
Cash at Beginning of Period	185,849	130,000	227,678
Cash at End of Period	$8,179	$185,849	$130,000
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion on debentures	$298,488	$66,000	$66,000
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Financial Highlights

Per Unit Operating Performance:
	For the Year Ended
	September 30,
	2006	2005
		(Restated)
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.002861)	$(0.000421)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.002741)	(0.016303)
Net realized and unrealized gain (loss) on investment transactions	(0.000674)	-
Income from discontinued operations	-	-
Gain on extinguishment of debt	0.0000202	0.000107
Total from investment operations	(0.00626)	(0.016617)

Net increase in net assets resulting from stock sales	0.00796	0.010265

NET ASSET VALUE, END OF PERIOD	$0.001706	$(0.006352)

TOTAL NET ASSET VALUE RETURN	(159.61)%	(1,608.32)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$202,313	$(339,373)
Ratios to average net assets:
Net expenses	208.93%	(275.71)%
Net investment loss	(160.69)%	256.66%
Portfolio Turnover Rate	N/A %	N/A %

Net Asset Value Return reflects the impact of stock issues during the periods presented. Omitting these issuances, the Net Asset Value Return would have been (548.95)% and (4,580.77)% respectively.

The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

Notes to the Financial Statements

September 30, 2006, 2005 and 2004

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

c)

Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2006 the company had $8,179 cash deposited in our checking account.

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

	2006	2005	2004
Loss from operations	$(304,465)	$(871,022)	$(22,500)
Profit (Loss) from discontinued operations	$-	$-	$(1,616)
Loss per share
Loss from operations	$(0.002)	(0.08)	(0.01)
Loss from discontinued operations	-	-	(0.00)
Total loss per share	$(0.002)	$(0.08)	$(0.01)
Weighted Average Number of Shares Outstanding	133,100,781	11,995,276	3,362,701

g)

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating losses, tax credit carryforwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net deferred tax assets consist of the following components as of September 30, 2006 and 2005:

	2006	2005
Deferred tax assets:
NOL Carryover	$211,308	$322,000
Deferred tax liabilities:
Valuation allowance	(211,308)	(322,000)
Net deferred tax asset	$-	$-

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rates of 39% to pretax income from continuing operations for the years ended September 30, 2006 and 2005 due to the following:

	2006	2005
Book income	$(118,705)	$(362,129)
Other	-	122
Beneficial Conversion	-	284,380
Meals & Entertainment	1,000	-
Unrealized gains	38,020	(44,573)
Valuation allowance	79,685	122,200
	$-	$-

At September 30, 2006, the Company had net operating loss carryforwards of approximately $540,000 that may be offset against future taxable income from the years 2006 through 2026.  No tax benefit has been reported in the September 30, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

h)

Recent Accounting Pronouncements

During the year ended September 30, 2006, the Company adopted the following accounting pronouncements:

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

NOTE 2 - FAIR VALUE OF FINANCIAL INSTRUMENTS

As of September 30, 2006, the Company had investments in three portfolio companies.  Each of the portfolio companies qualifies as an “eligible” portfolio investment as defined by the Investment Company Act of 1940.   As a result, the Company’s investment portfolio meets the Act’s requirement that at least 70% of the Company’s assets be invested in eligible companies.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company executed a note payable on June 21, 2005 with Stone Investment Group for $60,000.  The note bears interest at eight percent (8%) per annum and is due on June 21, 2006.

Line of Credit

During the year ended September 30, 2006, the Company received $64,000 under a credit line provided by Sequoia International, Inc.  The line of credit is for $100,000 and bears interest at 8% per annum.  The line and accrued interest are due on December 31, 2006.  Sequoia could be deemed an affiliated entity by virtue of the 22,888,800 shares of common stock being held in escrow for their benefit; though, since Sequoia can neither liquidate nor vote such shares, they are not deemed to be beneficial owners of the stock.  The Company received the unanimous consent of the Board of Directors prior to accepting the credit line from Sequoia.

NOTE 4 - CONVERTIBLE DEBENTURES

During the year ended September 30, 2006, the Company eliminated all of its convertible debentures by restructuring $200,000 of its convertible debentures into promissory notes payable.  The Promissory note is due October 1, 2006 and bears interest at the rate of eight percent (8%) per annum.  The balance of the debentures, $225,888, were converted into 22,888,800 shares of free trading common stock of which 22,588,800 shares were placed in an escrow account in the name of Sequoia International.  These escrow shares are voted by the Company’s board of directors and cannot be resold while in escrow.  Shares in escrow are released to Sequoia International upon notice to and consent of the escrow agent.

NOTE 5 - EQUITY TRANSACTIONS

Common Stock:

During the year ended September 30, 2006, the Company issued 35,900,000 shares of free trading common stock for cash of $361,360.  These shares were issued pursuant to the Company’s offering circular under Regulation E and were sold by the Company’s chief executive officer without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.  In addition, the Company issued 6,250,000 shares of restricted common stock for cash of $25,000.  The Company relied on section 4(2) of the Securities Act of 1933 in making the sales of securities. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning the Company. Each purchaser also had the opportunity to investigate the Company and ask questions of its chief executive officer and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by the Company.

Preferred Stock:

On February 1, 2005, the Company issued 9,000,000 shares of preferred stock designated Series A Preferred to an unaffiliated third party as part of a $500,000 debt financing commitment.  The Series A Preferred stock was convertible into common stock on a 1:1 basis and had the ability to appoint two Directors to the Company’s Board.  On August 8, 2005, the Company and the Series A Preferred holder mutually agreed to cancel the Series A Preferred since there was concern that the convertible nature of the Series A could violate certain provisions of the Investment Company Act of 1940.  As a result, 8,900,000 shares of Series A Preferred stock were cancelled.  The remaining 100,000 shares of Series A Preferred were converted into 100,000 shares of designated Series B Preferred that had, as its only preference, the ability to appoint two Directors to the Company’s Board.  On all other matters, the Series B Preferred votes were with the common stock on a share for share basis.  The Series B Preferred was not convertible. On May 30, 2006, the Company’s board of directors elected to cancel the 100,000 shares of Series B preferred stock outstanding.  The sole Series B preferred shareholder agreed to this action.  By canceling these shares, the common stock shareholders are now able to elect all members of the Board of Directors.

NOTE 6 - DISCONTINUED OPERATIONS

Effective September 1, 2004, the Company spun off the oil and gas portion of its business. The financial statements have been retroactively restated to reflect this event. No tax benefit has been attributed to the discontinued operations.

The following is a summary of the transaction and the effect to the outstanding shares of the Company:

Shares submitted by stockholders to be cancelled		2,124,159
Shares reissued to same stockholders		212,416
Net shares exchanged		1,911,743
Shares outstanding 6/30/04	3,508,873
Less Shares exchanged	1,911,743
Shares outstanding 9/30/04	1,597,130
CLX Energy, Inc. net Equity 6/30/04		$192,798
Increase in Net Equity from 7/1/04 to 8/31/04		15,264
Total equity of CLX Energy, Inc. at time of exchange		$208,062
Equity Value of the company applied to:
Common Stock	$14,336
Additional Paid in Capital	193,726
Total applied	$208,062

The following is a summary of the profit and loss from discontinued operations resulting from the elimination of all operations:

For the Year Ended September 30, 2004
OIL & GAS REVENUE	$382,637
Total Revenue	382,637
EXPENSES
Lease operating expenses	105,933
General and administrative	234,064
Depreciation	27,146
Total Expenses	367,143
OPERATING INCOME (LOSS)	15,494
OTHER INCOME (EXPENSE)
Interest expense	(20,858)
Gain on sale of assets	3,748
Total Other Income (Expense)	(17,110)
INCOME (LOSS) BEFORE TAXES	(1,616)
Income tax (expense) benefit	-
NET INCOME (LOSS) BEFORE ACCOUNTING CHANGE	(1,616)
CUMULATIVE EFFECT OF ACCOUNTING CHANGE	-
NET PROFIT (LOSS)	$(1,616)

NOTE 7 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the relation of assets and liquidation of liabilities in the normal course of business. The Company has generated a loss of $304,465 for the year ended September 30, 2006.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company’s current liabilities exceed their current assets and the Company has been dependent upon financing to continue operations.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  In addition, approximately $220,000 in short-term debt was converted into common stock. As a result, subsequent to September 30, 2006, the Company’s current assets exceeded current liabilities.

On September 13, 2004, the Company elected to report as a business development company under the Investment Company Act of 1940. As a Business Development Company, the Company can sell up to $5,000,000 in common stock every twelve months under an exemption from registration. Also on September 14, 2004, the Company filed a notification with the SEC that it intends to sell all $5 million of this Regulation E exemption.

The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate investments, or to secure other sources of financing such that it may commence profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8- COMMITMENTS AND CONTINGENCIES

The Company signed a management agreement with Javelin Advisory Group to provide administrative support and facilities for a flat fee of $12,500 per month. The following table identifies the minimum financial obligation of these contracts for the next five years:

2006	$12,500

2007	12,500

2008	0

2009	0

2010	0

$25,000

The Company has advanced money against lines of credit to its portfolio companies.   The Company has committed to advance a total of $1,100,000 on these lines of credit of which it had advanced $184,626 as of September 30, 2006.  Subsequent to September 30, 2006, an additional $198,218 was advanced leaving a balance of $717,156 that can be drawn against.   The Company’s obligation to provide further advances are based on the portfolio companies cash requirements, meeting certain operational milestones, and adhering to budgets.

NOTE 9 –PRIOR PERIOD ADJUSTMENTS

Application of EITF 00-19

During the year ended September 30, 2006, the Company determined that the accounting treatment of convertible debentures previously issued had failed to consider the impact of applying EITF 00-19 in recording the liability associated with certain derivative instruments.

Because the convertible debentures previously issued by the Company were convertible into such number of shares of common stock of the Company equal to the amount of debt being converted divided by some pre-determined fraction of the closing bid price of the stock on the date of conversion, the number of shares to be issued on conversion was variable.  As a result, the embedded conversion option required liability classification under EITF 00-19.  The Company previously recorded all convertible debentures under EITF 00-27, where a beneficial conversion cost associated with the convertibility feature of the security that equals the value of any discount to market available at the time of conversion was recorded at the time the convertible security was first issued.

In accounting for derivatives under EITF 00-19, the Company is required to record a liability representing the estimated present value of the conversion feature considering the historic volatility of the Company’s stock, and a discount representing the imputed interest associated with the beneficial conversion feature.  The discount is then amortized over the life of the debentures and the derivative liability is adjusted periodically according to stock price fluctuations.

The accompanying financial statements for the year ended September 30, 2005 have been restated to effect the changes described above.  The impact of the adjustments related to the classification of and accounting for the conversion features are as follows:

Balance Sheet:   A derivative liability of $495,073 was added to current liabilities.  Additional Paid-In Capital was reduced $396,888 and a discount on convertible debentures of $162,538 was recorded.

Statement of Operations:  A loss on derivative liability of $98,185 and interest expense of $333,350 were recorded.

Write off of Bad Debt

During 2006, the Company became appraised that one of its portfolio investments, ActionView, Inc., had material purchase order contract that was fraudulent.  The basis of this contract had formed the primary motivation behind the Company’s decision to invest in ActionView.  Without this contract, the Company is doubtful of ActionView’s ability to repay the credit line extended.  As a result, the Company has written off the credit line receivable from ActionView and eliminated the interest income for all periods presented.  This resulted in a reduction of Advances on Credit Lines and an increase in Retained Deficit of $101,153 as of September 30, 2005.

Interest Expense

During the year ended September 30, 2005, the Company converted out certain debentures at a discount slightly higher than that prescribed in the debenture agreements.  Originally, the Company recorded the discount on debentures as Beneficial Conversion Cost at the time the debentures were issued; however, no adjustment was made at the time of conversion based on the actual number of shares issued on conversion.  The Company recorded additional expense of $42,170 at September 30, 2005 to account for this discrepancy.

Reclassifications

The Company previously reported Advances on Credit Lines – Non Affiliates of $280,933 as a current asset as of September 30, 2005.  Of this amount, $101,153 was written off to bad debt as described above.  The balance of $179,780 was reclassified as Advances on Credit Lines – Affiliates and moved to the Investments section of the Balance Sheet.  Further, Investments-Non Affiliates of $62,080 was reclassified as Investments-Affiliates.

Summary Impact

 Collectively, the impact of the adjustments and reclassifications had the following impact on the financial statements as of September 30, 2005:

Balance Sheet:

Current Assets were reduced $280,933

Discount on Debt was increased $162,538

Current Liabilities increased $495,073

Additional Paid-in Capital decreased $354,718

Retained Deficit increased $78,970

Income Statement:

Derivative Loss recorded of $98,185

Interest Expense recorded of $376,520

Beneficial Conversion reduced $496,888

Bad Debt Expense recorded of $101,153

NOTE 10 - SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2006, the Company issued 250,000 restricted shares of stock in exchange for cash of $1,000.

Subsequent to September 30, 2006, the Company made additional investment into its portfolio companies.  Details of such additional investment are as follows:

Company	Nature of Investment	Amount of new investment
Zonda, Inc.	Line of credit	$60,553

 On October 2, 2006, CLX Investment Company, Inc. (the “Company”), received repayment of the credit line and accrued interest due from eStrategy Solutions, Inc. (“ESS”) which totaled $189,233.  The Company also agreed to sell its stock position in ESS to John R. Matthews, President of ESS, in exchange for $62,080.