Form 10-K/A
period 2006-09-30
CLX INVESTMENT COMPANY, INC.
filed 2006-12-15
CIK 317438

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

Explanatory Note:

This amendment to the Company’s Form 10-K originally filed on December 13, 2006 for the year ended September 30, 2006 amends Part II, Item 9A – Controls and Procedures. All other items remain unchanged from the original filing.

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

Changes in Internal Controls. The Company has had to restate the fiscal year financials ending September 30, 2005 and subsequent financials for the quarter ended June 30, 2006, due primarily to the application of EITF 0019.  This is an indication of a material weakness in the reporting of financial data of the Company.  The Company did not have the in house resources to address the derivative accounting requirements established by the Financial Accounting Standards Board.  This has been addressed by education of staff through continuing education and through consulting outside experts.  Procedures for reviewing the document to be filed failed to catch certain errors and omissions.  The Company has revised its review process and added additional reviewers to assure that the final document containing the financials fairly represents the Company’s financial position.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of September 30, 2006 are as follows:

Name	Age	Position
Robert McCoy	63	Interim Chief Executive Officer, Chief Compliance Officer and Chairman of the Board of Directors
Kenneth C. Wiedrich	60	Chief Financial Officer and Secretary
James Bickel	69	Director
Arthur Stone	63	Director

The business experience of each of the persons listed above is as follows:

Robert McCoy, Interim Chief Executive and Chief Compliance Officer, Chairman of the Board of Directors –  Mr. McCoy is an experienced senior executive.  As president of Marquis Elevator, Inc. from 1975 to 1990, he built and later sold the largest independent elevator company in Nevada.  Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas, NV from 1990 to 1996.  Since 1996, Mr. McCoy served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area.  In addition to his work for CLX, Mr. McCoy is on the Board of Directors of GRTEX Capital, Inc. and Franchise Capital Corporation, Inc. Mr. McCoy served on the Board of Directors of Sovereign Exploration Associates International Inc. during 2005. Mr. McCoy is a graduate of the University of Tennessee.

Ken Wiedrich, CFO and Secretary -   Mr. Wiedrich has over 33 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience in the use of several automated accounting systems including MAS90, Peachtree, and QuickBooks. Mr. Wiedrich has experience with governmental cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc. (1990-2003), he was responsible for the day–to-day administrative functions of the company as well as all accounting and financial aspects of the business. Mr. Wiedrich was involved in raising money through private placement and long-term financing for Ri-Tech.  From 2003 to 2006, Mr. Wiedrich has served as Controller for Javelin Advisory Group, Inc., where he now serves as President.  Mr. Wiedrich currently serves as Chief Financial Officer and Secretary for GTREX Capital, Inc., and S3 Investment Company, and as Secretary of Entertainment Capital Corporation.

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

Compensation of Directors

Our independent directors are compensated $1,000 each per month for services provided as a Director.  Our directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.  Mr. McCoy, while serving as Interim CEO and CCO, will receive $3,000 per month as remuneration for his services.

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

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Robert McCoy Interim CEO, Interim CCO and Chairman of the Board of Directors	500,000	Common	*
Kenneth Wiedrich CFO and Secretary	-0-	Common	*
James Bickel Director	250,000	Common	*
Arthur Stone Director	250,000	Common	*
All directors and executive officers (4 persons)	1,000,000	Common	1%
Sequoia International, Inc Leeward Hwy, Providenciales Turks & Caicos Islands	*(3)	Common	*
*Denotes less than 1%

(1) Unless indicated otherwise, the address for each of the above listed is c/o CLX Investment Company, Inc at 43180 Business Park Dr., Suite 202, Temecula, CA 92590.

(2) The above percentages are based on 118,310,668 shares of common stock outstanding as of December 7, 2006.

(3) Shares issued to Sequoia are held in an escrow account to prevent the resale without consent of CLX Investment Company.  Further, while the shares are in escrow, the shares are voted by the CLX Board of Directors.  Since Sequoia has neither the right to vote the shares nor the right to dispose of them, Sequoia does not meet the technical definition of beneficial ownership of the escrow shares.  Were Sequoia to be considered the beneficial owner, Sequoia would control 22,588,800 shares, which is approximately 19% of the Company’s issued and outstanding common stock.  The address listed for Sequoia is that of its registered U.S. agent for service.

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

Dated: December 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	December 14, 2006

/s/ James Bickel
James Bickel	Director	December 14, 2006

/s/ Arthur Stone
Arthur Stone	Director	December 14, 2006

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

Date: December 14, 2006	By: /s/ Robert McCoy
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

Date: December 14, 2006	By: /s/ Kenneth Weidrich
Kenneth Weidrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-K/A for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert McCoy, Interim Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy

Robert McCoy

Interim Chief Executive Officer

December 14, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-K/A for the period ending September 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth Weidrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Weidrich

Kenneth Weidrich

Chief Financial Officer

December 14, 2006

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

December 7, 2006

CLX Investment Company, Inc. Balance Sheets ASSETS
	September 30,	September 30,
	2006	2005
Current Assets		(Restated)
Cash	$8,179	$185,849
Total Current Assets	8,179	185,849
Discount on debts	-	162,538
Investments ( Note2)
Advances on credit lines-affiliates	469,498	179,780
Investments - nonaffiliates	64,285	57,150
Investments - affiliates	166,900	62,080
Total Investments	700,683	299,010
Total Assets	$708,862	$647,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$143,908	$40,737
Accounts payable - related party (Note 3)	-	1,000
Interest payable	38,641	14,072
Line of credit (Note 3)	64,000	-
Derivative liability	-	495,073
Notes payable related party (Note 3)	10,000	10,000
Notes payable (Note 5)	50,000
Convertible debentures (Note 4)	-	425,888
Total Current Liabilities	306,549	986,770
Long-Term Liabilities
Notes Payable (Note 4)	200,000	-
Total Liabilities	506,549	986,770
Stockholders' Equity
Preferred stock, authorized 20,000,000 shares, $0.01 par value, 0 and 100,000 shares issued and outstanding respectively	-	1,000
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 118,060,668 and 53,561,868 shares issued and outstanding respectively (Note5)	1,180,607	535,619
Additional paid in capital	1,078,513	876,350
Retained deficit	(2,056,807)	(1,752,342)
Total Stockholders' Equity	202,313	(339,373)
Total Liabilities and Stockholders' Equity	$708,862	$647,397
Net Asset Value per share	$0.002	$(0.006)

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

Organization and Business Activities

a)

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company executed a note payable on June 21, 2005 with Arthur Stone, a member of the board of directors for $10,000.  The note bears interest at ten percent (10%) per annum and is due on June 21, 2006.  Subsequent to the year ended September 30, 2006 the principal and interest was repaid in full.

Line of Credit

During the year ended September 30, 2006, the Company received $64,000 under a credit line provided by Sequoia International, Inc.  The line of credit is for $200,000 and bears interest at 8% per annum.  The line and accrued interest are due on April 1, 2009.  Sequoia could be deemed an affiliated entity by virtue of the 22,888,800 shares of common stock being held in escrow for their benefit; though, since Sequoia can neither liquidate nor vote such shares, they are not deemed to be beneficial owners of the stock.  The Company received the unanimous consent of the Board of Directors prior to accepting the credit line from Sequoia.

NOTE 4 - CONVERTIBLE DEBENTURES

During the year ended September 30, 2006, the Company eliminated all of its convertible debentures by restructuring $200,000 of its convertible debentures into promissory notes payable.  The Promissory note is due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.  The balance of the debentures, $225,888, were converted into 22,888,800 shares of free trading common stock of which 22,588,800 shares were placed in an escrow account in the name of Sequoia International.  These escrow shares are voted by the Company’s board of directors and cannot be resold while in escrow.  Shares in escrow are released to Sequoia International upon notice to and consent of the escrow agent.

NOTE 5 – NOTES PAYABLE

On September 6, 2006, the Company issued a note payable to Stone Investment Group in the amount of $50,000.  The note bears interest at the rate of 10% per annum with interest payable monthly and principal due and payable on March 6, 2007.  The note payable does not have any conversion option or privileges.

NOTE 6 - EQUITY TRANSACTIONS

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

NOTE 8 - GOING CONCERN

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES

The Company signed a management agreement with Javelin Advisory Group to provide administrative support and facilities for a flat fee of $12,500 per month. The following table identifies the minimum financial obligation of these contracts for the next five years:

2006	$12,500

2007	12,500

2008	0

2009	0

2010	0

$25,000

The Company has advanced money against lines of credit to its portfolio companies.   The Company has committed to advance a total of $1,100,000 on these lines of credit of which it had advanced $469,498 as of September 30, 2006.  Subsequent to September 30, 2006, an additional $60,553 was advanced leaving a balance of $569,949 that can be drawn against.   The Company’s obligation to provide further advances are based on the portfolio companies cash requirements, meeting certain operational milestones, and adhering to budgets.

NOTE 10 – PRIOR PERIOD ADJUSTMENTS

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

Interest Expense

During the year ended September 30, 2005, the Company converted out certain debentures at a discount slightly higher than that prescribed in the debenture agreements.  Originally, the Company recorded the discount on debentures as Beneficial Conversion Cost at the time the debentures were issued; however, no adjustment was made at the time of conversion based on the actual number of shares issued on conversion.  The Company recorded additional expense of $42,170 at September 30, 2005 to account for this discrepancy.  In the fiscal year ended September 30, 2006 the Company converted debentures at a discount lower than that prescribed in the debenture agreements.  As a result the Company recorded a gain at September 30, 2006 of $162,985.

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

Current Assets were reduced $280,933

Discount on Debt was increased $162,538

Current Liabilities increased $495,073

Additional Paid-in Capital decreased $354,718

Retained Deficit increased $78,970

Income Statement:

Derivative Loss recorded of $98,185

Interest Expense recorded of $376,520

Beneficial Conversion reduced $496,888

Bad Debt Expense recorded of $101,153

Collectively, the impact of the adjustments and reclassifications had the following impact on the financial statements as of September 30, 2006:

Balance Sheet:

Discount on Debt was decreased by $162,538

Current Liabilities decreased  $495,073

Additional Paid-in Capital increased $233,903

Retained Deficit Decreased $98,632

Income Statement:

Derivative Gain recorded of $98,185

Interest Expense decreased by $447

NOTE 11 - SUBSEQUENT EVENTS

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