Form 10-K/A
period 2005-09-30
CLX INVESTMENT COMPANY, INC.
filed 2006-12-21
CIK 317438

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

Explanatory Note:

This amendment to the Company’s Form 10-K/A filed on August 24, 2006 for the year ended September 30, 2005 is being filed to properly present financial information to conform with the application of EITF0019 accounting for derivative financial instruments and amend the report of independent registered public accounting firm. All other items remain unchanged from the original filing.

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

On October 3, 2006, the Company received $189,153 as payment in full on the credit line plus accrued interest from eStrategy Solutions, Inc.  In addition, on that same date, the Company agreed to sell its entire equity position in eStrategy to John Matthews, president of eStrategy, for $62,080.  This amount represented the fair value of the stock since there had been no recorded increase or decrease in value since the time of

ActionView International, Inc.

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

During 2006, the Company became apprised that one of its portfolio investments, ActionView, Inc., had a material purchase order contract that was fraudulent.  The basis of this contract had formed the primary motivation behind the Company’s decision to invest in ActionView.  Without this contract, the Company is doubtful of ActionView’s ability to repay the credit line extended.  As a result, the Company has written off the credit line receivable from ActionView and eliminated the interest income for all periods presented.  This resulted in a reduction of Advances on Credit Lines and an increase in Retained Deficit of $101,153 as of September 30, 2005.

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

 Employees

CLX Investment Company, Inc. currently has one employee Robert McCoy, the Company’s Interim Chief Executive Officer.  On July 1, 2005, Shane Traveller voluntarily resigned as Chief Executive Officer.  To fill the vacancy created by Shane Traveller’s resignation, the Board of Directors appointed Tammy Dunn to be the Company’s Chief Executive Officer and President.  Tammy Dunn, the Company’s former Chief Executive Officer and President entered into an employment contract with the Company effective July 1, 2005.  The terms of the agreement provide for an annual salary of $60,000 and the agreement is effective through July 2006.  The Board determined not to renew Ms. Dunn’s contract and relieved her of her responsibilities as CEO and President on May 1, 2006, though she will be paid through the end of the contract period.  Mr. McCoy, Chairman of the Board, was voted interim Chief Executive Officer and Chief Compliance Officer during the Company’s search for a new Chief Executive.  Mr. McCoy does not have an employment agreement.  Each of the Company’s Directors has a Director Agreement that outlines the scope of director services to be provided and the monthly remuneration. The need for employees and their availability will be addressed in connection with a decision concerning whether or not to acquire or participate in a specific business venture.

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

ITEM 6.

SELECTED FINANCIAL DATA

Financial Position as of September 30:
	2005	2004	2003	2002	2001
Total asset	$ 647,397	$ 130,000	$ 386,048	$ 766,703	$ 1,803,689
Total liabilities	$ 986,770	$ 152,500	$ 420,875	$ 489,793	$ 939,924
Net assets	$ (339,373)	$ (22,500)	$ (34,827)	$ 276,910	$ 863,765
Net asset value per outstanding share	$ (0.006)	$ 0.019	$ (0.013)	$ 0.105	$ 0.341
Shares outstanding, end of fiscal year	53,561,868	1,597,130	2,631,936	2,631,936	2,531,936

Operating Data for year ended September 30(1):
	2005	2004	2003	2002	2001
Total investment income	$ 64,652	-	-	-	-
Total expenses	$ 935,674	$ 22,500	-	-	-
Net operating (loss) income	$ (1,064,644)	$ 24,116	$ 60,341	$ (368,855)	$ 4,540
Total tax expense (benefit)	-	-	-	-	-
Stock Dividends	$ (668,214)	-	-	-	-

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

In September 2004, management recognized a deficiency in liquidity. Such deficiency has been noted in the notes to the financial statements and the audit opinion of the Form 10-K for the period ending September 30, 2005 as well as September 30, 2004 filed with the Securities Exchange Commission on January 14, 2005.  To remedy this situation, the Board of Directors authorized management to file Form 1-E with the Commission notifying it of the Company’s intent to sell up to $5 million of the Company’s common stock under a Regulation E exemption.

CLX Investment Company, Inc. presently has three portfolio investments: eStrategy Solutions, Inc, ActionView International, Inc. and Zonda, Inc.  eStrategy Solutions, Inc has subsequently been sold and the value of ActionView International, Inc. investment has been substantially written down.   Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.

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

Administration Agreement

On September 13, 2004, the Company entered into an administration agreement with Javelin Advisory Group, Inc., to furnish the Company with office facilities and equipment, and clerical, and record keeping services at such facilities.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  These services will eliminate virtually all overhead costs and free up present staff to concentrate on revenue generating activities.    Javelin does not perform any investment advisory services on behalf of the Company.

RESULT OF OPERATIONS

Operating Expenses

General and administrative expenses (“G&A”) were $20,039 for the 12 months ended September 30, 2005.

For the year ended September 30, 2005 the Company had a net loss of $1,064,644 compared to a net loss of $24,116 for the year ended September 30, 2004.  The net loss is primarily interest expense due to the beneficial conversion feature of convertible debentures.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of September 30, 2005 the Company had $986,770 in current liabilities which exceeded current assets by $800,921.  The Company has accumulated $1,752,342 of net operating losses through September 30, 2005 which may be used to reduce taxes in future years through 2025. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  In the event the Company is unable to establish revenues and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2005 fiscal year was $1,064,644 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our September 30, 2005 financial statements included an explanatory paragraph indicating there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Changes in Internal Controls. The Company has had to restate the fiscal year financials ending September 30, 2005 and subsequent financials for the quarter ended June 30, 2006, due primarily to the application of EITF 00-19.  This is an indication of a material weakness in the reporting of financial data of the Company.  The Company did not have the in house resources to address the derivative accounting requirements established by the Financial Accounting Standards Board.  This has been addressed by education of staff through continuing education and through consulting outside experts.  Procedures for reviewing the document to be filed failed to catch certain errors and omissions.  The Company has revised its review process and added additional reviewers to assure that the final document containing the financials fairly represents the Company’s financial position.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of September 30, 2005 are as follows:

Name	Age	Position
Tammy Dunn	40	Chief Executive Officer and President*
Kenneth C. Wiedrich	59	Chief Financial Officer and Secretary
James Bickel	68	Director*
Robert McCoy	62	Chairman of the Board of Directors
Arthur Stone	62	Director

* Tammy Dunn, the Company’s former Chief Executive Officer and President entered into an employment contract with the Company effective July 1, 2005.  The terms of the agreement provide for an annual salary of $60,000 and the agreement is effective through July 2006.  The Board determined not to renew Ms. Dunn’s contract and relieved her of her responsibilities as CEO and President on May 1, 2006, though she will be paid through the end of the contract period.  Mr. McCoy, Chairman of the Board, was voted interim Chief Executive Officer and Chief Compliance Officer during the Company’s search for a new Chief Executive.

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

Ken Wiedrich, CFO and Secretary -   Mr. Wiedrich has over 38 years of experience in operational accounting and finance functions in a variety of businesses within the service, construction and manufacturing industries. Mr. Wiedrich has experience with government cost accounting methods and all related government acquisition regulations. In his capacity as the Chief Financial Officer for RI-Tech, Inc. from 1989 to 1998, he was responsible for the day to day administrative functions of the company, as well as all accounting and financial aspects of the business. From 1998 to 2003 Mr. Wiedrich was an independent insurance inspector providing personal lines loss-control inspections including replacement cost analysis for Inspection service companies.  From 2003 to 2006, Mr. Wiedrich has served as Controller for Javelin Advisory Group, Inc.  Mr. Wiedrich currently also serves as Chief Financial Officer and Secretary for GTREX Capital, Inc., and S3 Investment Company, Inc.

James Bickel, Director - Mr. Bickel has over 40 years of experience in sales and senior management positions with manufacturing-based companies: Allison Spring and Manufacturing (1968-1973), Bicor Machinery and Manufacturing (1974-1979), and Keel Corporation (1980-1986), all California based manufacturing companies of high-tech metal parts and assemblies. From 1986 to 2002 Mr. Bickel served as vice president of Uniglobe USA and president of Uniglobe Midpacific and assisted in building a national travel franchise system with over 900 locations.  He later built a golf retail franchise system. Since 2002 Mr. Bickel has acted as vice president and secretary of the World Health and Education Foundation and as vice chairman of MedChannel LLC, a medical device company serving radiology and surgical markets. Mr. Bickel is currently the Chief Executive Officer of S3 Investment Company, Inc., a publicly-traded holding company with businesses in China, a position held since 2005.  Mr. Bickel also serves as Chief Operating Officer and a member of the Board of Directors of GTREX Capital, Inc. Mr. Bickel served on the Board of Directors of Sovereign Exploration Associates International Inc. during 2005.

Robert McCoy, Chairman of the Board of Directors –  Mr. McCoy is an experienced senior executive.  As president of Marquis Elevator, Inc. from 1975 to 1990, he built and later sold the largest independent elevator company in Nevada.  Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas, NV from 1990 to 1996.  Since 1996, Mr. McCoy has served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area.  Mr. McCoy is a graduate of the University of Tennessee. In addition to his work for CLX, Mr. McCoy is on the Board of Directors of GTREX Capital, Inc. and Franchise Capital Corporation, Inc. Mr. McCoy served on the Board of Directors of Sovereign Exploration Associates International Inc. during 2005. Mr. McCoy is a graduate of the University of Tennessee.

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

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Tammy Dunn CEO and Chairman	510,500	Common	*
Kenneth Wiedrich CFO and Secretary	-0- -	Common	*
Robert McCoy Director	250,000	Common	*
James Bickel Director	250,000	Common	*
Arthur Stone Director	250,000	Common	*
All directors and executive officers (5persons)	1,260,500	Common	2%
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

Exhibit No.	Description	Location
3.1	Articles of Incorporation	**
3.2	Bylaws	**
3.3	Amendment to Articles of Incorporation	**
14	Code of Ethics adopted December 7, 2004	*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	**
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	**
99(i)	Audit Committee Charter adopted December 7, 2004	*
99.2(ii)	Investment Committee Charter adopted December 7, 2004	*

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

Dated: December 21, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	December 21, 2006

/s/ James Bickel
James Bickel	Director	December 21, 2006

/s/ Arthur Stone
Arthur Stone	Director	December 21, 2006

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

Date: December 21, 2006	By: /s/ Robert McCoy
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

Date: December 21, 2006	By: /s/ Kenneth Wiedrich
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

December 21, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-K/A for the period ending September 30, 2005, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich

Kenneth Wiedrich

Chief Financial Officer

December 21, 2006

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

September 30, 2005, 2004 and 2003

C O N T E N T S

Report of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-5

Statements of Changes in Net Assets                                                                                                                                       F-6

Schedule of Investments

F-7

Statements of Operations

F-8

Statements of Stockholders’ Equity (Deficit)

F-10

Statements of Cash Flows

F-11

Financial Highlights                                                                                                                                                                   F-12

Notes to the Financial Statements

F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

CLX Investment Company, Inc.

Temecula, CA

We have audited the accompanying balance sheets of CLX Investment Company, Inc.   (the Company) as of September 30, 2005 and 2004 and the related statements of operations, stockholders’ equity (deficit), cash flows and changes in net assets and financial highlights for the year ended September 30, 2005.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed more fully in Note 2 to the financial statements, investments and advances amounting to $299,010 (46% of net assets) at September 30, 2005 have been valued at fair value as determined by the Board of Directors.  We have reviewed the procedures applied by the directors in valuing such securities and have inspected underlying documentation; while in the circumstances the procedures appear to be reasonable and the documentation appropriate, determination of fair values involves subjective judgment which is not susceptible to substantiation by auditing procedures.

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

As further discussed in Note 9 to the financial statements, the Company has restated the financial statements for the year ended September 30, 2005 to account for a derivative liability, to change the valuation of certain stock issuances, also to change an investment value.

HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

December 22, 2005, except for note 9 which is December 7, 2006

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

EASTON AND BARSCH
EASTON AND BARSCH
Certified Public Accountants
Lakewood, Colorado

December 22, 2003

CLX Investment Company, Inc. Balance Sheets ASSETS
	September 30,	September 30,
	2005	2004
Current Assets
Cash	$185,849	130,000
Total Current Assets	185,849	130,000
Discount on debt	162,538	-
Investments ( Note 2)
Advances on credit lines-affiliates	179,780
Investments - nonaffiliates	57,150
Investments - affiliates	62,080	-
Total Investments	299,010	-
Total Assets	$647,397	$130,000
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$40,737	$12,500
Accounts payable - related party (Note 3)	1,000	-
Interest payable	14,072	5,000
Derivative liability	495,073	-
Notes payable related party (Note 3)	10,000	-
Convertible debentures (Note 4)	425,888	135,000
Total Current Liabilities	986,770	152,500
Total Liabilities	986,770	152,500
Stockholders' Deficit
Preferred stock, authorized 20,000,000 shares, $0.01 par value, 100,000 and 0 shares issued and outstanding respectively	1,000	-
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 53,561,868 and 1,601,115 shares issued and outstanding respectively (Note 5)	535,619	16,011
Additional paid in capital	876,350	649,187
Retained deficit	(1,752,342)	(687,698)
Total Stockholders' Deficit	(339,373)	(22,500)
Total Liabilities and Stockholders' Deficit	$647,397	$130,000
Net Asset Value per share	$(0.006)	$(0.014)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
September 30, 2005
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Non affiliated companies:
ActionView International, Inc.	Advertising	2%	57,150	(1)	57,150	(1)
Total non-affiliated companies			$57,150		$57,150

Affiliated Companies
eStrategy Solutions, Inc.	e-Learning	49%	$62,080	(2)	$62,080
Zonda, Incorporated	Medical diagnostic	20%	-	(3)	-	(3)
Total affiliated companies			62,080		62,080
Total Investments			119,230		119,230
COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit
Non affiliated companies:
ActionView International, Inc.	Advertising	2%	Credit Line		-	(1)
Total Loans to non-affiliates					$-
Affiliated Companies
eStrategy Solutions, Inc.	e-Learning	49%	Credit Line		$160,687	(2)
Zonda, Incorporated	Medical diagnostic	20%	Credit Line		19,093	(3)
Total loans to affiliates					179,780
Total Loans					179,780
TOTAL INVESTMENTS AND LOANS					$299,010

(1) The Company agreed to extend a credit line of $350,000 to AVWI and was to receive up to 2,000,000 shares of restricted AVWI common stock on a pro-rata basis as consideration for providing the line of credit.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2008. The line of credit, plus accrued interest, shall be repaid the month following the third consecutive month in which ActionView International generates net income (EBIT) of at least $50,000. As of September 30, 2005, the Company had extended $100,000 on the line of credit and added $1,153 of interest for a total due of $101,153. As a result, ActionView has only issued 571,500 shares of its restricted common stock, which has been recorded at fair value of $0.10 per share as of September 30, 2005 based on the closing bid price on that date. The fair value of the shares of AVWI at the date of the financing agreement was executed was $0.10 per share; therefore the Company recorded a cost basis of all shares received from AVWI at $57,150 (571,500 x $0.10). This value was recognized as interest income on the operating statement with subsequent changes to fair value being recorded as unrealized gains or losses.   In September 2006, the Company was apprised of the fact that certain of the AVWI sales contracts on which financial projections had been based were invalid.  While AVWI is trying to get valid sales contracts in place, we believe that there is substantial doubt that AVWI will continue as a going concern.  The value of the credit line has therefore been valued at $0.00 to reflect the uncertainty that the debt will be repaid.

(2) The Company purchased 49% of eStrategy for $62,080.  As of September 30, 2005 the Company has advanced eStrategy $154,431 under an operating line of credit and added $6,256 of interest for a total of $160,687.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.  In October 2006, the Company received payment in full on the credit line plus accrued interest through that time.  In addition, the Company agreed to sell its equity interest in eStrategy for $62,080 to John Matthews, president of eStrategy, which represented fair market value.

(3) The Company received 31% ownership in Zonda, Inc. for providing a $500,000 line of credit.  The Company valued the original investment of Zonda at $0.00 based on its start up nature.  As of September 30, 2005 the Company has advanced
Zonda $19,000 under an operating line of credit and added $93 of interest for a total of $19,093.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007. The line of credit, plus accrued interest, shall be repaid the month following the third consecutive month in which Zonda generates net income (EBIT) of at least $50,000.   At September 30, 2005, the Company estimated the fair value of Zonda to be $0.00 based on the fact that the shares are restricted, there is no active market for its stock, it would be difficult to liquidate any of the shares, and Zonda was still considered a start up venture.  The line of credit was not deemed impaired since the obligation is collateralized by the intangible assets of Zonda including patents, FDA submissions, product formulations, etc.  Subsequent to September 30, 2005, Zonda commenced sales of its products and recorded over $250,000 in revenues.  Based on these factors, the Company believes that the presentation of its Zonda investments represent the fair value at September 30, 2005.

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations
	For the Year Ended September 30,

	2005	2004	2003

Investment Revenue
Investment - interest	$57,150	$-	$-
Interest income from non-affiliates	1,153	-	-
Interest income from affiliates	6,349	-	-
Total Interest Income	64,652	-	-
Total Revenues	64,652	-	-
Operating Expenses (Note 1)
General & administrative	20,039	-	-
Outside Consulting fees	139,920	-	-
Bad debt expense	10,000	-	-
Investor relations	35,900	-	-
Interest Expense	608,808	5,000	-
Marketing and promotions	51,500	-	-
Professional fees	69,507	17,500	-
Total Operating Expenses	935,674	22,500	-
Net investment loss	(871,022)	(22,500)	-
Derivative loss	(98,185)	-	-
Unrealized loss on non-affiliated investment	(101,153)	-	-
Gain on extinguishments of Debt	5,716	-	-
Net decrease in net assets resulting from operations	(1,064,644)	(22,500)	-
INCOME (LOSS) FROM DISCONTINUED OPERATIONS NET OF ZERO TAX EFFECT	-	(1,616)	55,625
Income Tax Expense	-	-	-
Net increase (decrease) in net assets resulting from operations	$(1,064,644)	$(24,116)	$55,625
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Changes in Net Assets
	For the Fiscal Year Ending
	September 30,
	2005	2004

OPERATIONS:
Net investment loss	$(871,022)	$(22,500)
Loss from discontinued operations	-	(1,616)
Unrealized loss on non-affiliated investment	(101,153)	-
Derivative loss	(98,185)	-
Gain on extinguishment of debt	5,716	-
Net decrease in net assets resulting from operations	(1,064,644)	(24,116)

SHAREHOLDER ACTIVITY:
Stock , sales and conversion	747,771	(208,062)

NET INCREASE (DECREASE) IN ASSET VALUE	(316,873)	(232,178)

NET ASSETS:
Beginning of Period	(22,500)	209,678

End of Period	$(339,373)	$(22,500)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.

Statements of Stockholders' Equity (Deficit)
					Additional
	Preferred Stock		Common Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30, 2003	-	$ -	3,518,629	$ 35,186	$ 838,075	$ (663,582)
October, 2003 retirement of Treasury stock	-	-	(1,002)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,916,512)	(19,1657)	(188,897)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1,601,115	16,011	649,188	(687,698)
Common stock issued on conversion of debentures	-	-	9,358,283	93,583	(23,583)	-
Beneficial conversion expense related to convertible debentures	-	-	-	-	342,170	-
Common stock issued for extinguishments of debt	-	-	1,336,898	13,369	(3,369)	-
Common stock issued for cash	-	-	35,583,758	355,838	(58,738)	-
Preferred tock issued	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash	-	-	4,010,692	40,107	(25,107)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,671,122	16,711	(4,211)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(1,064,644)
Balance, September 30, 2005	100,000	$ 1,000	53,561,868	$ 535,619	$ 876,350	$ (1,752,342)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows

	For the Year Ended September 30,
	2005	2004	2003
Cash Flows from Operating Activities:
Net Income (Loss)	$(1,064,644)	$(24,116)	$55,625
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Depreciation and depletion	-	-	59,491
Loss on impairment of assets	-	-	6,710
Gain on sale of assets	-	-	(5,765)
Unrealized loss on investments - non affiliated	44,003	-	-
Beneficial conversion expense	576,520	-	-
Financing costs	111,685	-	-
Gain on extinguishments of debt	(5,716)	-	(30,379)
Bad debt allowance	10,000	-	-
Cumulative effect of accounting changes	-	-	10,620
Change in assets/liabilities from discontinued operations	-	28,683	-
Changes in Operating Assets and Liabilities:
Decrease in accounts receivable	-	-	13,829
Increase in prepaid expense	-	-	(81)
Increase in accrued expense	13,788	5,000	-
Increase (decrease) in accounts payable	29,238	12,500	(83,526)
Net Cash Provided (Used) by Operating Activities	(285,126)	22,067	26,524
Cash Flows from Investing Activities:
Purchase of property and equipment	-	-	(23,375)
Proceeds from sale of property and equipment	-	-	7,160
Change in cash from discontinued operations	-	(254,745)	-
Additions to other Assets	-	-	(696)
Investment in subsidiary	(62,080)	-	-
Advances line of credit	(280,933)	-	-
Net Cash Used by Investing Activities	(343,013)	(254,745)	(16,911)
Cash Flows from Financing Activities:
Reductions to long-term debt	-	-	(96,000)
Cash sale of stock	312,100	-	-
Proceeds from convertible debentures	696,888	135,000	-
Repayments of convertible debentures	(335,000)	-	-
Proceeds from related party	10,000	-	-
Net Cash Provided (Used) by Financing Activities	683,988	135,000	(96,000)
Increase (Decrease) in Cash	55,849	(97,678)	(86,387)
Cash and cash equivalents at beginning of period	130,000	227,678	314,065
Cash and cash equivalents at end of period	$185,849	$130,000	$227,678
Cash Paid For:
Interest	$-	$-	$23,685
Income taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion of convertible debentures	$70,000	-	$-
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Financial Highlights

Per Unit Operating Performance:
	For the Fiscal Year Ending
	September 30,
	2005	2004
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.000421)	$0.130957
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.016303)	(0.014053)
Loss from discontinued operations	-	(0.001009)
Derivative loss	(0.001833)	-
Unrealized loss on non-affiliated investment	(0.001889)	-
Gain on extinguishment of debt	0.000107	-
Total from investment operations	(0.02034)	0.115895

Net increase in net assets resulting from stock sales	0.010265	(0129948)

NET ASSET VALUE, END OF PERIOD	$(0.006352)	$(0.014053)

TOTAL NET ASSET VALUE RETURN (1)	(1,408.32)%	(89.27)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$(339,373))	$(22,500)
Ratios to average net assets:
Net expenses	275.71%	(100.00)%
Net investment loss	(256,66)%	100.00%
Portfolio Turnover Rate	N/A %	N/A %

(1) Net Asset Value Return reflects the impact of stock issues during the periods presented. Omitting these issuances, the Net Asset Value Return would have been (4,731.75%) and (188.51)% respectively
The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

 Notes to the Financial Statements

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

g)

Income Taxes

Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax assets are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company executed a note payable on June 21, 2005 with Arthur Stone, a member of the board of directors, for $10,000.  The note bears interest at ten percent (10%) per annum and is due on June 21, 2006.  The Company also owes Arthur Stone $1,000 for board fees.

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

NOTE 7 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the relation of assets and liquidation of liabilities in the normal course of business. The Company has generated a loss of $1,064,644 for the year ended September 30, 2005.

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

NOTE 8- COMMITMENTS AND CONTINGENCIES

The Company signed an administrative agreement with Javelin Advisory Group to provide administrative support and facilities for a flat fee of $10,000 per month. The company also has a consulting agreement with an independent contractor for $2,500 per month.  Both contracts expire May 31, 2007.   The following table identifies the minimum financial obligation of these contracts for the next five years:

2006	$150,000

2007	100,000

2008	-

2009	-

2010	-
$250,000

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

Write off of Bad Debt

During 2006, the Company became apprised that one of its portfolio investments, ActionView, Inc., had a material purchase order contract that was fraudulent.  The basis of this contract had formed the primary motivation behind the Company’s decision to invest in ActionView.  Without this contract, the Company is doubtful of ActionView’s ability to repay the credit line extended.  As a result, the Company has written off the credit line receivable from ActionView and eliminated the interest income for all periods presented.  This resulted in a reduction of Advances on Credit Lines and an increase in Retained Deficit of $101,153 as of September 30, 2005.

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

Subsequent to September 30, 2005, the Company made additional investment into its portfolio companies.  Details of such additional investment are as follows:

Company	Nature of Investment	Amount of new investment
Zonda, Inc.	Line of credit	$116,338
Action View, Inc.	Line of credit	$125,000

On October 3, 2006, the Company received $189,153 as payment in full on the credit line plus accrued interest from eStrategy Solutions, Inc.  In addition, on that same date, the Company agreed to sell its entire equity position in eStrategy to John Matthews, president of eStrategy, for $62,080.  This amount represented the fair value of the stock since there had been no recorded increase or decrease in value since the time of acquisition.

In September 2006, the Company was notified by AVWI that certain sales contracts to provide advertising billboards in China had been forged.  While AVWI is trying to get valid sales contracts in place, we believe that there is substantial doubt that AVWI will continue as a going concern.  The value of the credit line has therefore been valued at $0.00 as of September 30, 2005 to reflect the uncertainty that the debt will be repaid.