Form 10-Q/A
period 2006-06-30
CLX INVESTMENT COMPANY, INC.
filed 2006-12-21
CIK 317438

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

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at October 1, 2006
Common Stock, $0.01 par value	118,060,668 shares

Explanatory Note:

The purpose of this amendment is to amend the number of shares outstanding as of October 1, 2006 on page 1 and Part I, Item 1 - Financial Statements for the restatement of the correct number of shares outstanding as of

June 30, 2006 on the Company's balance sheet. In addition, adjustments have been made to reflect the application of EITF 0019 accounting for derivative financial instruments and the Schedule of Investments to reflect certain subsequent events that would have impacted the values as of June 30, 2006.  These adjustments were flowed through the Balance Sheet, Income Statement, Statement of Changes in Net Assets, Financial Highlights and

the Equity Statement.  Footnote disclosure has been added to explain these changes.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

June 30, 2006

CLX Investment Company, Inc. Balance Sheets ASSETS
	June 30,	September 30,
	2006	2005
	(unaudited) (Restated)	(audited)
Current Assets
Cash	$19,177	$185,849
Total Current Assets	19,177	185,849
Discount on debt	-	162,538
Investments (Note 2)
Advances on credit lines - affiliates	407,832	179,780
Investments - nonaffiliates	70,714	57,150
Investments - affiliates	62,080	62,080
Total Investments	540,626	299,010
Total Assets	$559,803	$647,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$89,603	$40,737
Accounts payable - related party (Note 3)	2,327	1,000
Interest payable	32,208	14,072
Line of credit	53,000	-
Derivative liability	-	495,073
Notes payable related party (Note 3)	10,000	10,000
Convertible debentures (Note 4)	-	425,888
Total Current Liabilities	187,138	986,770
Long-Term Liabilities
Notes payable (Note 4)	200,000	-
Total liabilities	387,138	986,770
Stockholders' Equity
Preferred stock, authorized 20,000,000 shares, $0.01 par value, 0 and 100,000 shares issued and outstanding respectively	-	1,000
Common stock, authorized 1,980,000,000 Shares, $0.01 par value, 118,060,668 and 53,561,868 shares issued and outstanding respectively (Note 5)	1,180,607	535,619
Additional paid in capital	1,078,513	876,350
Retained deficit	(2,086,455)	(1,752,342)
Total Stockholders' Equity	172,665	(339,373)
Total Liabilities and Stockholders' Equity	$559,803	$647,397
Net Asset Value per share	$0.0015	$0.006
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Changes in Net Assets (unaudited) (Restated)
	For the Nine Months ended	For the Fiscal Year Ended
	June 30,	September 30,
	2006	2005
OPERATIONS:
Net investment loss	$(256,341)	$(871,022)
Net realized and unrealized gain on investment transactions	(178,357)	(101,153)
Derivative gain (loss)	98,185	(98,185)
Gain on extinguishment of debt	2,400	5,716
Net decrease in net assets resulting from operations	(334,113)	(1,064,644)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	846,151	747,771

NET INCREASE (DECREASE) IN ASSET VALUE	512,038	(316,873)

NET ASSETS:
Beginning of Period	(339,373)	(22,500)

End of Period	$172,665	$(339,373)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
June 30, 2006 (unaudited) (Restated)
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Non affiliated companies:
ActionView International, Inc.	Advertising	3%	128,570		70,714	(1)
Total non affiliated companies			$128,570		$70,714
Affiliated Companies:
eStrategy Solutions, Inc.	e-Learning	49%	$62,080		$62,080	(2)
Zonda, Incorporated	Medical diagnostic	31%	-		-	(3)
Total affiliated companies			62,080		62,080
Total Investments			190,650		132,794

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit
Non affiliated companies:
ActionView International, Inc.	Advertising	3%	Credit Line		-	(1)
Total loans to non affiliates				$
Affiliated Companies:
eStrategy Solutions, Inc.	e-Learning	49%	Credit Line		$185,924	(2)
Zonda, Incorporated	Medical diagnostic	31%	Credit Line		221,908	(3)
Total loans to affiliates					407,832
Total Loans					407,832
TOTAL INVESTMENTS					$540,626

(1) The Company agreed to extend a credit line of $350,000 to AVWI and was to receive up to 2,000,000 shares of restricted AVWI common stock on a pro-rata basis as consideration for providing the line of credit.  The shares are delivered to the Company on a pro-rata basis as the credit line is drawn down.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2008.  The due date for repaying the line of credit, plus accrued interest, shall be accelerated following the third consecutive month in which ActionView International generates net income (EBIT) of at least $50,000.  The Company has only extended $221,693 on the line of credit and added $12,807 of interest for a total due of $234,500 as of June 30, 2006.  As a result, ActionView has issued 1,285,700 shares of its restricted common stock, which has been recorded at fair value of $70,714, which is $0.055 per share as of June 30, 2006 based on the closing bid price on June 30, 2006.  The fair value of the shares of AVWI at the date of the financing agreement was executed was $0.10 per share; therefore the Company recorded a cost basis of all shares received from AVWI at $128,570 (1,285,700 x $0.10). This value was recognized as interest income on the operating statement with subsequent changes to fair value being recorded as unrealized gains or losses.   Subsequent to June 30, 2006, the Company was apprised of the fact that certain of the AVWI sales contracts on which financial projections had been based were invalid.  While AVWI is trying to get valid sales contracts in place, we believe that there is substantial doubt that AVWI will continue as a going concern.  The value of the credit line has therefore been valued at $0.00 to reflect the uncertainty that the debt will be repaid.

(2) The Company purchased 4,900 shares (49%) of eStrategy restricted common stock for $62,080.  As of June 30, 2006 the Company has advanced eStrategy $176,824 under an operating line of credit and added $9,100 of interest for a total of $185,924.  The line of credit bears interest at eight percent (8%) per annum and the principal and interest are due on December 31, 2007.  Subsequent to June 30, 2006, the Company was repaid all principle and interest owed.  In addition, the Company agreed to sell its equity position in eStrategy to John Matthews, president of eStrategy, for $62,080, which represented the fair value of the investment at that time.

(3) The Company received 615,385 shares of restricted common stock of Zonda, Inc. for providing a $500,000 line of credit. The Company valued the original investment of Zonda at $0.00 based on its start up nature.  As of June 30, 2006 the Company has advanced Zonda $214,810 under the line of credit and added $7,098 of interest for a total of $221,908.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.  The repayment of the line of credit, plus accrued interest, shall be accelerated following the third consecutive month in which Zonda generates net income (EBIT) of at least $50,000.  At June 30, 2006, the Company estimates the fair value of Zonda to be $0.00 based on the fact that the shares are restricted, there is no active market for its stock, it would be difficult to liquidate any of the shares, and Zonda was still considered a start up venture.  The line of credit was not deemed impaired since the obligation is collateralized by the intangible assets of Zonda including patents, FDA submissions, product formulations, etc.  Subsequent to June 30, 2006, Zonda commenced sales of its products and recorded over $250,000 in revenues.  Based on these factors, the Company believes that the presentation of its Zonda investments represent the fair value at June 30, 2006.

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (unaudited) (Restated)
	For Nine Months Ended June 30,		For Three Months Ended June 30,
	2006	2005	2006	2005

Investment Revenue
Investment - prepaid interest	$71,420	$-	$-	$-
Interest income from non-affiliates	-	-	(8,310)	-
Interest income from -affiliates	17,471	3,299	7,370	2,105
Total Revenues	88,891	3,299	(940)	2,105
Operating Expenses (Note 1)
General & administrative	131,592	167,231	50,035	71,113
Outside consulting fees	96,976	-	33,500	-
Investor relations	48,111	-	13,350	-
Interest expense	17,704	445,167	4,310	35,078
Professional fees	50,849	39,725	23,050	1,998
Total Operating Expenses	345,232	652,123	124,245	108,189
Net Operating Loss	(256,341)	(648,824)	(125,185)	(106,084)
Net investment (loss):
Unrealized loss on non affiliated investment	(178,357)	-	(184,786)	-
Derivative gain	98,185	-	-	-
Gain on extinguishments of debt	2,400	1,000	-	-
Net decrease in net assets resulting from operations	$(334,113)	$(647,824)	$(309,971)	$(106,084)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Stockholders’ Equity
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30,2003	-	$-	3,518,629	$35,186	$838,075	$(663,582)
October, 2003 retirement of Treasury stock	-	-	(1,002)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,916,512)	(19,165)	(188,897)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1, 601,115	16,011	649,188	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,358,283	93,583	(23,583)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	342,170	-
Common Stock issued for extinguishments of debt	-	-	1336,898	13,369	(3,369)	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,583,758	355,838	(58,738)	-
Preferred Stock issued February 1, 2005	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,010,692	40,107	(25,107)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,671,122	16, 711	(4,211)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(1,064,644)
Balance, September 30, 2005	100,000	1,000	53,561,868	535,619	876,350	(1,752,342)
Cancel preferred stock (unaudited)	(100,000)	(1,000)	-	-	1,000	-
Stock issued on conversion of debentures, thru June 30, 2006 (unaudited)	-	-	22,348,800	223,488	236,303	-
Stock issued for cash, thru June 30, 2006 (unaudited)	-	-	42,150,000	421,500	(34,140)	-
Net Loss for period ended June 30, 2006 (unaudited)	-	-	-	-	-	(334,113)
Balance, June 30, 2006 (unaudited) (Restated)	-	$-	118,060,668	$1,180,607	$1,078,513	$(2,086,455)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows (unaudited) (Restated)
	For the Nine Months ended June 30,	For the Nine Months ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(334,113)	$(647,824)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized gain on investment – non affiliated	(6,429)	-
Derivative gain	(98,035)	-
Beneficial conversion expense	-	345,000
Finance costs	-	90,000
Gain on extinguishments of debt	(2,400)	(1,000)
Bad debt allowance	-	10,000
Changes in Operating Assets and Liabilities:
Increase in accrued expense	18,136	5,167
Increase in accounts payable	50,193	40,039
Net Cash Provided (Used) by Operating Activities	(372,648)	(158,618)
Cash Flows from Investing Activities:
Investment in portfolio company	-	(62,080)
Advances on line of credit	(419,687)	(130,709)
Net Cash Used by Investing Activities	(419,687)	(192,789)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	547,663	37,000
Proceeds from issuing convertible debentures	25,000	375,000
Repayments of convertible debentures	-	(175,000)
Proceeds from credit line	53,000	-
Net Cash Provided by Financing Activities	625,663	237,000
Decrease in Cash	(166,672)	(114,407)
Cash and Cash Equivalents at Beginning of Period	185,849	130,000
Cash and Cash Equivalents at End of Period	$19,177	$15,593
Cash Paid For:
Interest	$-	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion on debentures	$298,488	$66,000
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.

Financial Highlights (unaudited) (Restated)

Per Unit Operating Performance:
	For the Nine Months Ended	For the Fiscal Year Ended
	June 30,	September 30,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.002875)	$(0.00421)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.002171)	(0.016303)
Net realized and unrealized gain (loss) on investment transactions	(0.001511)	(0.001893)
Derivative gain (loss)	0.000832	(0.001838)
Gain on extinguishment of debt	0.0000203	(0.000107)
Total from investment operations	(0.00570)	(0.020348)

Net increase in net assets resulting from stock sales	0.00717	0.01400

NET ASSET VALUE, END OF PERIOD	$0.001463 $	(0.006352)

TOTAL NET ASSET VALUE RETURN	(150.88)%	(1,608.43)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$172,665	$(339,373)
Ratios to average net assets:
Net expenses	199.94%	275.71%
Net investment loss	(148.46)%	(256.77)%
Portfolio Turnover Rate	N/A %	N/A %

Net Asset Value Return reflects the impact of stock issues during the periods presented. Omitting these issuances, the Net Asset Value Return would have been 100.34% and (4,045.91%) respectively
The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

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

a. Organization and Business Activities

CLX Investment Company, Inc. (“the Company” or “CLXN”) is an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. The Company was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Up until September 1, 2004 the Company engaged in only one industry segment and line of business: the acquisition, exploration, development and operation of oil and gas properties for its own account.

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

The Company presently has three portfolio investments: eStrategy Solutions, Inc., ActionView International, Inc, and Zonda, Inc.  Subsequent to June 30, 2006, the Company divested itself of eStrategy Solutions (See Note 7).

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company executed a note payable on June 21, 2005 with Arthur Stone, a member of the board of directors, for $10,000.  The note bears interest at ten percent (10%) per annum and was due on June 21, 2006.  On August 1, 2006, Mr. Stone agreed to a one-year extension of the due date.   The Company also has related party payables of $2,327, which represents board fees due to our directors.

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

Preferred Stock

On May 30, 2006, the Company’s Board of Directors elected to cancel the 100,000 shares of Series A preferred stock outstanding. The sole Series A preferred shareholder, Sequoia International, agreed to this action and the shares were cancelled. As of June 30, 2006, the Company had no shares of preferred stock issued or outstanding.

NOTE 6 –PRIOR PERIOD ADJUSTMENTS

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

Write off of Bad Debt

During the nine month period ending June 30, 2006, the Company became apprised that one of its portfolio investments, ActionView, Inc., had a material purchase order contract that was fraudulent.  The basis of this contract had formed the primary motivation behind the Company’s decision to invest in ActionView.  Without this contract, the Company is doubtful of ActionView’s ability to repay the credit line extended.  As a result, the Company has written off the credit line receivable from ActionView and eliminated the interest income for all periods presented.  This resulted in a reduction of Advances on Credit Lines and an increase in Retained Deficit of $101,153 as of September 30, 2005.

Interest Expense

During the year ended September 30, 2005, the Company converted out certain debentures at a discount slightly higher than that prescribed in the debenture agreements.  Originally, the Company recorded the discount on debentures as Beneficial Conversion Cost at the time the debentures were issued; however, no adjustment was made at the time of conversion based on the actual number of shares issued on conversion.  The Company recorded additional expense of $42,170 at September 30, 2005 to account for this discrepancy.  In the quarter ended June 30, 2006 the Company converted debentures at a discount lower than that prescribed in the debenture agreements.  As a result the Company recorded a gain as of June 30, 2006 of $162,985.

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

Current Assets were reduced $280,933

Discount on Debt was increased $162,538

Current Liabilities increased $495,073

Additional Paid-in Capital decreased $354,718

Retained Deficit increased $78,970

Income Statement:

Derivative Loss recorded of $98,185

Interest Expense recorded of $376,520

Beneficial Conversion reduced $496,888

Bad Debt Expense recorded of $101,153

Collectively, the impact of the adjustments and reclassifications had the following impact on the financial statements as of June 30, 2006:

Balance Sheet:

Discount on Debt was decreased by $162,538

Current Liabilities decreased  $495,073

Additional Paid-in Capital increased $233,903

Retained Deficit Decreased $98,632

Income Statement:

Derivative Gain recorded of $98,185

Interest Expense decreased by $447

NOTE 7 - SUBSEQUENT EVENTS

Portfolio Investments

Subsequent to June 30, 2006, the Company made an additional investment of $116,338 into its portfolio company Zonda, Inc. in the form of advances against the Zonda credit line.

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

Valuation Of Long-Lived And Intangible Assets

The recoverability of long-lived assets requires considerable judgment and is evaluated on an annual basis or more frequently if events or circumstances indicate that the assets may be impaired. As it relates to definite life intangible assets, we apply the impairment rules as required by SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Assets to Be Disposed Of" as amended by SFAS No. 144, which also requires significant judgment and assumptions related to the expected future cash flows attributable to the intangible asset. The impact of modifying any of these assumptions can have a significant impact on the estimate of fair value and, thus, the recoverability of the asset.

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

At June 30, 2006, CLX Investment Company, Inc. had three portfolio investments: eStrategy Solutions, Inc, ActionView International, Inc. and Zonda, Inc.  In October 2006, the Company divested itself of the eStrategy investment.  Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.

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

Portfolio Investments

At June 30, 2006, the Company had three portfolio investments: eStrategy Solutions, Inc., ActionView International, Inc, and Zonda, Inc.  On October 3, 2006, the Company received $189,153 as payment in full on the credit line plus accrued interest from eStrategy Solutions, Inc.  In addition, on that same date, the Company agreed to sell its entire equity position in eStrategy to John Matthews, president of eStrategy, for $62,080.  This amount represented the fair value of the stock since there had been no recorded increase or decrease in value since the time of acquisition.  As a result of this transaction the Company presently has two portfolio investments: Action View International and Zonda, Inc.

ActionView International, Inc.

On July 15, 2005, the Company entered into a financing agreement with ActionView International, Inc. (“AVWI”) wherein the Company will provide a line of credit to AVWI in the amount of $350,000. The line of credit accrues interest at 8% per annum and is to be repaid in an amount equal to the greater of 25% of net monthly income (EBIT) or $25,000 per month commencing on the earlier of nine months from the date of the final draw down, or the month following the third consecutive month in which AVWI generates net income (EBIT) of at least $50,000. In consideration AVWI shall issue CLXN a total of 2,000,000 shares of AVWI restricted common stock, the shares will be issued in proportion with the line of credit being drawn upon.  As of June 30, 2006, the Company had advanced $234,500 under the credit line and had received 1,285,700 shares of AVWI common stock.

AVWI custom-designs, develops and manufactures “smart” scrolling advertising billboards.  AVWI attempts to place its signs into high traffic locations and then markets advertising space on the signs.  Advertising revenues generated from the billboards will be shared with advertising agencies, the local business partner and the location owner.  The benefit to advertisers is big, bold exposure at top tier locations at very reasonable costs. AVWI’s initial plan was to place billboards at the Guangzhous airport just outside of Hong Kongunder a contract.  AVWI used a portion of the proceeds advanced by the Company to manufacture the signs for delivery under the Guangxhous contract.  Subsequent to June 30, 2006, the Company was appraised by AVWI that it had learned that the Guangxhous contract was fraudulent and unenforceable.  While attempting to put in place a valid contract, there is no assurance that such a contract will materialize or that it will contain terms similar to those of the original, fraudulent one.  As are result, the Company determined the prudent and conservative course of action would be to write down the value of the line of credit to zero to reflect the potential uncollectability of the debt.

Zonda, Inc.

On August 30, 2005, the Company entered into a financing agreement with Zonda, Inc. (“Zonda”) wherein the Company agreed to  provide a line of credit to Zonda in the amount of $500,000.  The line of credit accrues interest at 8% per annum.  In consideration for extending the line of credit, Zonda  issued 615,385 shares of its common stock , which represents 31% of the total  issued and outstanding shares of Zonda.

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

While having limited operations though June 30, 2006, Zonda commenced active sales and marketing and recorded revenues of over $250,000 through October 1, 2006.  However, at June 30, 2006, there was no active market for the Zonda securities and the Company was still in the development stage.  As a result, the Company recorded the value of its equity position at zero on June 30, 2006 since, at that time, it was uncertain what value, over and above the value of the credit line, could be recovered in the event of liquidation.  The Company maintains collateral on the line of credit  consisting of all of the intellectual and physical property of Zonda, which the Company deems adequate to ensure recoverability on the credit line in the event Zonda ceased to operate as a going concern.  Accordingly, the value of the credit line was not deemed impaired as of June 30, 2006.

RESULTS OF OPERATIONS

Three months ended June 30, 2006 compared to three months ended June 30, 2005

During the quarter ended June 30, 2006, the Company incurred a net operating loss of $309,971 or $0.003 per share compared to a net loss of $106,084 or $0.01 per share for the same quarter of 2005. The current loss is primarily due to an unrealized loss on non affiliated investment of $184,786 related to the Company’s portfolio investments and operating expenses, which were $124,245 for the quarter ended June 30, 2006.   The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.

Revenues for the three months ended June 30, 2006 were $(940) compared with revenues of $2,105 for the three months ended June 30, 2005.  The current revenue was generated from interest income from portfolio investments.

Nine months ended June 30, 2006 compared to nine months ended June 30, 2005

During the nine months ended June 30, 2006, the Company incurred a net operating loss of $334,113 or $0.004 per share compared to a net loss of $647,824 or $0.10 per share for the same nine months ended June 30, 2005. The change in net loss is primarily due to interest expense decrease of $427,463.  The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.  Interest expense for the nine months ended June 30, 2006 was $17,704.

Revenues for the nine months ended June 30, 2006 were $88,891 compared with revenues of $3,299 for the nine months ended June 30, 2005.  The current revenue was generated from interest income from portfolio investments and recognition of stock received on a financing agreement as investment income interest.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of June 30, 2006 the Company had $187,138 in current liabilities, which exceeded current assets by $167,961.  The Company has accumulated $2,086,455 of net operating losses through June 30, 2006, which may be used to reduce taxes in future years through 2026. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  Management believes the Company will soon be able to generate revenues sufficient to cover its operating costs through the acquisition of operating subsidiaries.   In the event the Company is unable to do so and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Our Portfolio of Investments is Non-Diversified

The Company is a non-diversified company. As a result, if ActionView International, Inc. or Zonda, Inc. fails to perform as expected, our financials results could be more negatively affected and the magnitude of the loss could be more significant than if we had multiple investments to spread the risk. At present, our portfolio investments consist of two investments, ActionView International, Inc. and Zonda, Inc.

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

CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Compliance Officer, Mr. Robert McCoy and Chief Financial Officer, Mr. Kenneth Wiedrich. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Changes in Internal Controls. The Company has had to restate the fiscal year financials ending September 30, 2005 and financials for the quarter ended June 30, 2006, due primarily to the application of EITF 0019.  This is an indication of a material weakness in the reporting of financial data of the Company.  The Company did not have the in house resources to address the derivative accounting requirements established by the Financial Accounting Standards Board.  This has been addressed by education of staff through continuing education and through consulting outside experts.  Procedures for reviewing the document to be filed failed to catch certain errors and omissions.  The Company has revised its review process and added additional reviewers to assure that the final document containing the financials fairly represents the Company’s financial position.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

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

Dated: December 21, 2006
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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q/A for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Chief Executive Officer December 21, 2006

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q/A for the period ending June 30, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich Kenneth Wiedrich Chief Financial Officer December 21, 2006