Form 10-Q
period 2006-12-31
CLX INVESTMENT COMPANY, INC.
filed 2007-02-14
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2006	Commission File Number 0-9392
CLX INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive #202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of

"accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No[ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No[ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at February 8, 2007
Common Stock, $0.01 par value	118,310,668 shares

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                                                                        CLX INVESTMENT COMPANY, INC.

                                                                                                FINANCIAL STATEMENTS

                                                                                                        December 31, 2006

CLX Investment Company, Inc. Balance Sheets ASSETS
	December 31,	September 30,
	2006	2006
	(Unaudited)	(Audited)
Current Assets
Cash	$32,527	$8,179
Total Current Assets	32,527	8,179

Investments ( Note 2)
Advances on credit lines-affiliates	347,401	469,498
Investments - nonaffiliates	46,610	64,285
Investments - affiliates	105,820	166,900
Total Investments	499,831	700,683
Total Assets	$532,358	$708,862
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$113,535	$143,908
Interest payable	29,522	38,641
Line of credit (Note 3)	64,000	64,000
Notes payable related party (Note 3)	50,000	60,000
Total Current Liabilities	257,057	306,549
Long-Term Liabilities
Notes Payable (Note 4)	190,000	200,000
Total Liabilities	447,057	506,549
Stockholders' Equity
Preferred stock, authorized 20,000,000 shares, $0.01 par value, no shares issued and outstanding respectively	-	-
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 118,310,668 and 118,060,668 shares issued and outstanding respectively (Note 3)	1,183,107	1,180,607
Additional paid in capital	1,078,013	1,078,513
Retained deficit	(2,175,819)	(2,056,807)
Total Stockholders' Equity	85,301	202,313
Total Liabilities and Stockholders' Equity	$532,358	$708,862
Net Asset Value per share	$0.0007	$0.0017
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Changes in Net Assets (Unaudited)
	For the Three Months Ended
	December 31,
	2006	2005

OPERATIONS:
Net investment loss	$(101,337)	$(43,706)
Net realized and unrealized loss on investment transactions	(17,675)	(22,858)
Gain on extinguishment of debt	-	2,400
Net decrease in net assets resulting from operations	(119,012)	(64,164)

SHAREHOLDER ACTIVITY:
Stock issued for cash	2,000	4,499
Stock issued for conversion of debt	-	3,000

NET INCREASE (DECREASE) IN ASSET VALUE	(117,012)	(56,665)

NET ASSETS:
Beginning of Period	202,313	94,314

End of Period	$85,301	$37,649

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
December 31, 2006 (Unaudited)
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Non affiliated companies:
ActionView International, Inc.	Advertising	3%	128,570	(1)	46,610	(1)
Total non affiliated companies			$128,570		$46,610
Affiliated Companies:
Zonda, Incorporated	Medical diagnostic	31%	-	(2)	105,820	(2)
Total affiliated companies			-		105,820
Total Investments			128,570		152,430

COMMERCIAL LOANS:
Company	Description of Business	Percent Ownership	Type of Credit
Non affiliated companies:
Action View International, Inc.	Advertising	3%	Credit Line		$-	(1)
Total loans to non affiliates					$-
Affiliated Companies:
Zonda, Incorporated	Medical diagnostic	31%	Credit Line		347,401	(3)
Total loans to affiliates					347,401
Total Loans					347,401
TOTAL INVESTMENTS AND LOANS					$499,831

(1) The Company agreed to extend a credit line of $350,000 to AVWI and was to receive up to 2,000,000 shares of restricted AVWI common stock as consideration for providing a $350,000 line of credit.  The shares are delivered to the Company on a pro-rata basis as the credit line is drawn down.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2008.  The due date for repaying the line of credit, plus accrued interest, shall be accelerated following the third consecutive month in which ActionView International generates net income (EBIT) of at least $50,000.  The Company has only extended $221,693 on the line of credit and added $22,254 of interest for a total due of $243,927 as of December 31, 2006.   As a result, ActionView has only issued 1,285,700 shares of its restricted common stock, which has been recorded at fair value of $0.036 per share as of December 31, 2006 based on the closing bid price on that date.  The fair value of the shares of AVWI at the date of the financing agreement was executed was $0.10 per share; therefore the Company has recorded a cost basis of all shares received from AVWI at $128,570 (1,285,700 at $0.10).  This value was recognized as interest income on the operating statement with subsequent changes to fair value being recorded as unrealized gains or losses.  During the quarter ending December 31, 2006 the Company was apprised of the fact that certain of the AVWI sales contracts on which financial projections had been based were invalid.  While AVWI is trying to get valid sales contracts in place, we believe that there is substantial doubt that AVWI will continue as a going concern.  The Company has notified AVWI that the loan is in default and has requested conversion of the loan into common stock according to the remedies under default.  As of 1/26/07, there has been no resolution on this matter.  The value of the credit line has therefore been valued at $0.00 to reflect the uncertainty that the debt will be repaid.  During the quarter ending December 31, 2006, the Company sold 250,000 AVWI at an average of $.0373 for proceeds of $9,325.

(2) The Company received 615,385 shares of restricted common stock of Zonda, Inc. for providing a $500,000 line of credit. The Company valued the original investment of Zonda at $0.00 based on its start up nature.  As of December 31, 2006 the Company has advanced Zonda $341,115 under an operating line of credit and added $6,286 of QE interest for a total of $347,401.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.  The repayment of the line of credit, plus accrued interest, shall be accelerated following the third consecutive month in which Zonda generates net income (EBIT) of at least $50,000.  The line of credit was not deemed impaired since the obligation is collateralized by intangible assets of Zonda including patents, FDA submissions, product formulations, etc.  At December 31, 2006, the Company estimates the fair value of Zonda to be $105,820 based on 31% of Zonda's annual revenues of $338,133.  Based on these factors, the Company believes that the presentation of its Zonda investments represent the fair value at December 31, 2006.

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (Unaudited)
	For Three Months Ended Ended December 31,
	2006	2005

Investment Revenue
Interest income from non-affiliates	$-	$61,050
Interest income from affiliates	6,503	4,391
Total Revenues	6,503	65,441
Operating Expenses
General & administrative	18,663	46,903
Management service fee	37,500	31,576
Investor relations	7,643	17,251
Interest expense	5,671	8,818
Professional fees	38,363	4,599
Total Operating Expenses	107,840	109,147
Net Operating Loss	(101,337)	(43,706)
Other Income (Expense)
Unrealized loss on non affiliated investment	-	(22,858)
Loss on investments	(17,675)	-
Gain on extinguishments of debt	-	2,400
Total Other (Expense)	(17,675)	(20,458)
LOSS FROM CONTINUING OPERATIONS	$(119,012)	$(64,164)
Net Loss Per Share	(0.001)	(0.001)
Weighted Average Shares Outstanding	118,310,668	53,786,736
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30, 2003	-	$-	3,518,629	$35,186	$838,075	$(663,582)
October, 2003 retirement of Treasury stock	-	-	(1,002)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,916,512)	(19,165)	(188,897)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1,601,115	16,011	649,188	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,358,283	93,583	(23,583)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	342,170	-
Common Stock issued for extinguishments of debt	-	-	1,336,898	13,369	(3,369)	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,583,758	355,838	(58,738)	-
Preferred Stock issued February 1, 2005	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,010,692	40,107	(25,107)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,671,122	16,711	(4,211)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(1,064,644)
Balance, September 30, 2005	100,000	1,000	53,561,868	535,619	876,350	(1,752,342)
Cancel preferred stock	(100,000)	(1,000)			1,000
Stock issued on conversion of debentures, thru September 30, 2006	-	-	22,348,800	223,488	236,303	-
Stock issued for cash, thru September 30, 2006	-	-	42,150,000	421,500	(35,140)	-
Net Loss for period ended September 30, 2006	-	-	-	-	-	(304,465)
Balance, September 30, 2006 (audited)	-	-	118,060,668	1,180,607	1,078,513	(2,056,807)
Stock issued for cash, thru December 31, 2006 (unaudited)	-	-	250,000	2,500	(500)	-
Net Loss for period ended December 31, 2006 (unaudited)	-	-	-	-	-	(119,012)
Balance, December 31, 2006 (unaudited)	-	$-	118,310,668	$1,183,107	$1,078,013	$(2,175,819)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows (Unaudited)
	For the Three Months ended December 31,
	2006	2005
Cash Flows from Operating Activities:
Net Loss	$(119,012)	$(64,165)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized loss on investment - non affiliated	17,675	22,858
Recognition of investment income - interest	-	(57,140)
Gain on extinguishments of debt	-	(2,400)
Changes in Operating Assets and Liabilities:
Decrease in accrued expense	(9,119)	8,803
Decrease in accounts payable	(30,373)	12,468
Net Cash Provided (Used) by Operating Activities	(140,829)	(79,576)
Cash Flows from Investing Activities:
Proceeds from sale of investment	251,016	-
Advances on line of credit	(67,839)	(185,564)
Net Cash Provided by Investing Activities	183,177	(185,564)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,000	4,500
Proceeds from stock payable	-	75,000
Payments on notes	(20,000)	-
Net Cash Used by Financing Activities	(18,000)	79,500
Decrease in Cash	24,348	(185,640)
Cash and Cash Equivalents at Beginning of Period	8,179	185,849
Cash and Cash Equivalents at End of Period	$32,527	$209
Cash Paid For:
Interest	$14,767	$-
Income taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion on debentures	$-	$3,000
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Financial Highlights (Unaudited)

Per Unit Operating Performance:
	For the Three Months Ended
	December 31,
	2006	2005
NET ASSET VALUE, BEGINNING OF PERIOD	$0.001710	$0.001747
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.000857)	(0.000810)
Net realized and unrealized gain (loss) on investment transactions	(0.000149)	(0.000423)
Income from discontinued operations	-	-
Gain on extinguishment of debt	-	0.000044
Total from investment operations	0.00070	0.000559

Net increase in net assets resulting from stock sales	0.00002	0.000083
Net increase in net assets resulting from debt conversions	-	0.000056

NET ASSET VALUE, END OF PERIOD	$0.000721	$0.000697

TOTAL NET ASSET VALUE RETURN	(57.84)%	(60.08)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$85,301	$37,649
Ratios to average net assets:
Net expenses	505.69%	1,159.63%
Net investment loss	(475.20)%	(464.35)%
Portfolio Turnover Rate	N/A %	N/A %

Net Asset Value Return reflects the impact of stock issues during the periods presented. Omitting these issuances, the Net Asset Value Return would have been (52.23)% and (68.03)% respectively.

The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

Notes to the Financial Statements

December 31, 2006 and 2005

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

b)

Revenue Recognition

The Company recognizes income and expense on the accrual basis of accounting.  As a business development company, the Company can recognize revenues from several sources. Management fees will be recognized when earned, dividends from portfolio investments will be recognized when declared and interest income on loans to portfolio companies will be accrued and compounded quarterly. Fair value of investments based on stock received from financing agreements will be recognized as interest income.  Increases and decreases in the market value of the Company's portfolio investments will be recognized as unrealized gains or losses until the time of disposition. See Note 2 for a discussion on the recognition methods of the Company for increases and decreases in the market value of the portfolio companies.

NOTE 2 – VALUATION OF PORTFOLIO INVESTMENTS

As of December 31, 2006, the Company had investments in two portfolio companies.  Of these, one investment representing 91% of all portfolio assets qualified as an “eligible” portfolio investment as defined by the Investment Company Act of 1940.  As a result, the Company’s investment portfolio meets the Act’s requirement that at least 70% of the Company’s assets be invested in eligible companies.

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

Fair market value is determined on at least a quarterly basis.  Where there are material changes in portfolio operations, fair market value is re-examined as such material changes occur.  In the event the stock trading price is within 10% of Net Book Value, and the Company wishes to sell stock, fair market value is calculated on a monthly basis to ensure that stock is not sold below NBV.

The value of loans and lines of credit are adjusted down if there is a reasonable expectation that the Company will not be able to recoup the investment or if there is reasonable doubt about the investment’s ability to continue as a going concern.  Additionally, where available, the Board reviews other relevant factors affecting repayment including historical cash flows, material contracts, collateral, debt maturity, alternate financing resources, etc.

During 2006, the Company became appraised that one of its portfolio investments, ActionView, Inc., announced that a substantial purchase order contract had been deemed fraudulent.  The basis of this contract had formed the primary motivation behind the Company’s decision to invest in ActionView.  Without this contract, the Company is doubtful of ActionView’s ability to repay the credit line extended.  As a result, the Company has written off the credit line receivable from ActionView and eliminated the interest income for all periods presented.  The common stock of ActionView held by the Company is carried at fair market value based on the price per share as of December 31, 2006.

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company executed a note payable on June 21, 2005 with Arthur Stone, a member of the board of directors for $10,000.  The note bore interest at ten percent (10%) per annum and was due on June 21, 2006.  During the quarter ended December 31, 2006, the principal and interest was repaid in full.

On September 6, 2006, the Company executed a promissory note in the amount of $50,000 payable to Stone Investment Group, of which Arthur Stone is a principle.  The note bears interest at the rate of ten percent (10%) per annum and is due in lump sum on March 6, 2007.  The Company is required to make monthly interest payments of $416.67 until the note is repaid.

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

Equity Transactions

During the quarter ended December 31, 2006, the Company issued 250,000 restricted shares of stock in exchange for cash of $1,000 to Canyon Investments, a company controlled by Robert McCoy, our Chairman of the Board of Directors and Interim Chief Executive Officer.  The Company recorded $2,000 to common stock resulting from this transaction to reflect the market value of the shares issued since the sale was to a related party.  The price per share was considered reasonable for restricted securities given the stock price at the time of the transaction.  The Board of Directors approved the sale of the stock to Canyon Investments.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.

NOTE 4 – NOTES PAYABLE

During the year ended September 30, 2006, the Company eliminated all of its convertible debentures in part by restructuring $200,000 of such debentures into a promissory note payable.  The promissory note is due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.  During the quarter ended December 31, 2006, the Company paid $10,000 towards the principle balance, leaving a total payable of $190,000.

 NOTE 5 - SALE OF ESTRATEGY SOLUTIONS, INC.

On October 2, 2006, the Company received $189,233 representing payment in full on the credit line and accrued interest due from eStrategy Solutions, Inc.  The Company also agreed to sell its stock position in ESS to John R. Matthews, President of eStrategy, in exchange for $62,080, which represented the amount of the Company’s cash investment.  The Company did not recognize a gain or loss on the sale of its eStrategy investment.

NOTE 6 – GOING CONCERN

The auditor’s opinion letter accompanying our financial statements for the year ended September 30, 2006 contained a “going concern” qualification.  The ability of the Company to continue as a going concern is dependant upon its ability to successfully seek out and consummate investments, or to secure other sources of financing such that it may commence profitable operations. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company an continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of December 31, 2006, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

During the quarter ended December 31, 2006, CLX Investment Company, Inc. (the “Company”), received repayment of the credit line and accrued interest due from eStrategy Solutions, Inc. (“ESS”) which totaled $189,233.  The Company also agreed to sell its stock position in ESS to John R. Matthews, President of ESS, in exchange for $62,080.

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

RESULTS OF OPERATIONS

Three months ended December 31, 2006 compared to three months ended December 31, 2005

During the quarter ended December 31, 2006, the Company experienced a net loss of $119,012 or ($0.001) per share compared to a net loss of $64,164 or ($0.001) per share for the same period in 2005.

The current loss is due to a loss on investments of $17,675 related to the Company’s portfolio investments and operating expenses, which were $107,839 for the quarter ended December 31, 2006.   The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.

Revenues for the three months ended December 31, 2006 were $6,503 compared with revenues of $65,441 for the three months ended December 31, 2005.  The current revenue was generated from interest income from portfolio investments.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated $2,175,818 in losses through December 31, 2006, which may be used to reduce taxes in future years through 2006. The Company requires additional capital to meet its operating requirements.

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

As of December 31, 2006, the Company had total cash and current assets of $32,527 and current liabilities of $257,057.  As of December 31, 2006, the Company has a promissory note in the amount of $190,000 due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.  In addition, as of December 31, 2006, the Company has a note payable in the amount of $50,000. The note bears interest at the rate of 10% per annum with interest payable monthly and principal due and payable on March 6, 2007.  On September 13, 2004, the Company filed a notification with the Securities and Exchange Commission of its intent to raise capital through the issuance of securities exempt from registration under Regulation E of the Securities Act of 1933. This exemption allows the Company to sell up to $5,000,000 of securities exempt from registration.  There is no assurance that the Company will be able to raise any additional funds through the issuance of the remaining convertible debentures or that any funds made available will be adequate for the Company to continue as a going concern. Further, if the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

Our September 30, 2006 financial statements included an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our Portfolio of Investments is Non-Diversified

The Company is a non-diversified company. As a result, if ActionView International, Inc. or Zonda, Inc. fails to perform as expected, our financials results could be more negatively affected and the magnitude of the loss could be more significant than if we had multiple investments to spread the risk. At present, our portfolio investments consist of two investments, ActionView International, Inc., and Zonda, Inc.

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

Our Portfolio of Investments are Recorded at Fair Value as Determined in Good Faith by our Board of Directors, as a result, there is uncertainty regarding the value of our Portfolio Investment. Illiquid

There is uncertainty regarding the value of our portfolio investments. At December 31, 2006, the Company had investments in two portfolio companies.  Of these, one investment representing 91% of all portfolio assets qualified as an “eligible” portfolio investment as defined by the Investment Company Act of 1940.  As a result, the Company’s investment portfolio meets the Act’s requirement that at least 70% of the Company’s assets be invested in eligible companies.  Pursuant to the requirements of the 1940 Act, we value all of our investments at fair value as determined in good faith by our Board of Directors on a quarterly basis. Since there is typically no readily available market value for the investments in our portfolio, our Board of Directors determines in good faith the fair value of these investments pursuant to a valuation policy and a consistently applied valuation process.

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

ITEM 4. CONTROLS AND PROCEDURES.

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

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 1A. Risk Factors.

There have been no material changes in risk factors as previously disclosed in the registrant's Form 10-K/A filed with the Commission on December 5,
                2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2006, the Company issued 250,000 restricted shares of stock in exchange for cash of $1,000 to Canyon Investments, a company controlled by Robert McCoy, our Chairman of the Board of Directors and Interim Chief Executive Officer.  The price per share was considered reasonable for restricted securities given the stock price at the time of the transaction.  The Board of Directors approved the sale of the stock to Canyon Investments.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

None

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this statement:

The exhibits listed below are required by Item 601 of Regulation S-K.

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Amendment to the articles of incorporation, dated December 15, 1977	*
3.3	Amendment to the articles of incorporation, dated June 4, 1991	*
3.4	Amendment to the articles of incorporation, dated March 26, 1993	*
3.5	Amendment to the articles of incorporation, dated August 30, 2004	*
3.6	By-laws	*
14	Code of Ethics	**
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted December 7, 2004	**
99.2(ii)	Investment Committee Charter adopted December 7, 2004	**

* Incorporated by reference from CLX Investment Company’s Annual Report on Form 10-K/A for the Fiscal Year Ended September 30, 2005 filed on June 19, 2006.

** Incorporated by reference from CLX Investment Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005 filed on December 29, 2005.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 14, 2007
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

Date: February 14, 2007	By: /s/ Robert McCoy Robert McCoy, Chief Executive Officer

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

Date: February 14, 2007	By: /s/ Kenneth Wiedrich Kenneth Wiedrich, Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Chief Executive Officer February 14, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Kenneth Wiedrich, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Kenneth Wiedrich Kenneth Wiedrich Chief Financial Officer February 14, 2007