Form 10-K/A
period 2006-09-30
CLX INVESTMENT COMPANY, INC.
filed 2007-02-27
CIK 317438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

The Registrant had 118,310,668 shares of common stock, $0.01 par value, outstanding as of February 8, 2007.

Explanatory Note:

This amendment to the Company’s Form 10-K/A filed on December 15, 2006 for the year ended September 30, 2006 is being filed to clarify discrepancies between the equity statement and the footnote disclosure.  In addition, general and administrative expenses have been more fully detailed, certain line items on the Statement of Operations have been renamed, typographical errors on the Financial Highlights have been corrected, items in the Statement of Cash Flows have been reclassified for ease of readability, Items 9A and 13 have been expanded, and the Exhibits in Item 15 have been properly referenced. All other items remain unchanged from the original filing.

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

Changes in Internal Controls. The Company has had to restate the fiscal year financials ending September 30, 2005 and subsequent financials for the quarter ended June 30, 2006, due primarily to the application of EITF 0019.  The Company amended Item 9A on the Company’s Form 10-K for the fiscal year ending September 30, 2006. In addition, the Company is filing this amended Form 10K/A amendment No. 2 to clarify discrepancies between the equity statement and the footnote disclosure.  Also, general and administrative expenses have been more fully detailed, certain line items on the Statement of Operations have been renamed, typographical errors on the Financial Highlights have been corrected, items in the Statement of Cash Flows have been reclassified for ease of readability, Items 9A and 13 have been expanded, and the Exhibits in Item 15 have been properly referenced.   This is an indication of a material weakness in the reporting of financial data of the Company.  The Company did not have the in house resources to address the derivative accounting requirements established by the Financial Accounting Standards Board.  This has been addressed by education of staff through continuing education and through consulting outside experts.  Procedures for reviewing the document to be filed failed to catch certain errors and omissions.  The Company has revised its review process and added additional reviewers to assure that the final document containing the financials fairly represents the Company’s financial position.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

ITEM 9B.

OTHER INFORMATION

Not applicable.

PART III.

ITEM 10.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers and directors of the Company as of September 30, 2006 are as follows:

Name	Age	Position
Robert McCoy	63	Interim Chief Executive Officer, Chief Compliance Officer and Chairman of the Board of Directors
Kenneth C. Wiedrich	60	Chief Financial Officer and Secretary
James Bickel	69	Director
Arthur Stone (1)	63	Director

(1) On February 1, 2007, the Company accepted the resignation from Arthur Stone as a member of the Board of Directors.  Effective as of the same date, to fill the vacancy created by Mr. Stone’s resignation, the Board of Directors appointed Patrick Edgerton as a member of the Board of Directors.

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

During the year ended September 30, 2006, the Company converted $225,888 of debentures payable to Sequoia International, Inc. into 22,348,800 shares of free trading common stock.  The shares were placed in an escrow account for the benefit of Sequoia International, Inc.  Shares in escrow are voted by the Company’s Chairman of the Board of Directors and cannot be resold while in escrow.  Accordingly, the Company does not consider Sequoia to be the beneficial owner of the shares; however, if the shares were released from escrow, Sequoia would be deemed to control approximately 19% of the Company’s total issued and outstanding common stock and would be deemed an affiliate.  During the year ended September 30, 2006, the Company received $64,000 under a credit line provided by Sequoia International, Inc.  The line of credit is for $200,000 and bears interest at 8% per annum.  The line and accrued interest are due on April 1, 2009.  The Company received the unanimous consent of the Board of Directors prior to accepting the credit line from Sequoia.

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

Dated: February 26, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	February 26, 2007

/s/ James Bickel
James Bickel	Director	February 26, 2007

/s/ Patrick Edgerton
Patrick Edgerton	Director	February 26, 2007

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

Date: February 26, 2007	By: /s/ Robert McCoy
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

Date: February 26, 2007	By: /s/ Kenneth Wiedrich
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

February 26, 2007

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

February 26, 2007

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

December 7, 2006

CLX Investment Company, Inc. Balance Sheets ASSETS
	September 30,	September 30,
	2006	2005
Current Assets		(Restated)
Cash	$8,179	$185,849
Total Current Assets	8,179	185,849
Discount on debts	-	162,538
Investments ( Note2)
Advances on credit lines-affiliates	469,498	179,780
Investments - nonaffiliates	64,285	57,150
Investments - affiliates	166,900	62,080
Total Investments	700,683	299,010
Total Assets	$708,862	$647,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$143,908	$40,737
Accounts payable - related party (Note 3)	-	1,000
Interest payable	38,641	14,072
Line of credit (Note 3)	64,000	-
Derivative liability	-	495,073
Notes payable related party (Note 3)	10,000	10,000
Notes payable (Note 3)	50,000
Convertible debentures (Note 4)	-	425,888
Total Current Liabilities	306,549	986,770
Long-Term Liabilities
Notes Payable (Note 4)	200,000	-
Total Liabilities	506,549	986,770
Stockholders' Equity
Preferred stock, authorized 20,000,000 shares, $0.01 par value, 0 and 100,000 shares issued and outstanding respectively (Note 5)	-	1,000
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 118,060,668 and 53,561,868 shares issued and outstanding respectively (Note5)	1,180,607	535,619
Additional paid in capital	1,078,513	876,350
Retained deficit	(2,056,807)	(1,752,342)
Total Stockholders' Equity	202,313	(339,373)
Total Liabilities and Stockholders' Equity	$708,862	$647,397
Net Asset Value per share	$0.002	$(0.006)

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

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations
	For the Year Ended September 30,
	2006	2005	2004
		(Restated)
Investment Revenue
Investment - prepaid income (Note 1)	$71,420	$-	$-
Interest income from non-affiliates	-	58,303	-
Interest income from -affiliates	26,191	6,349	-
Total Revenues	97,611	64,652	-
Expenses
General and administrative	58,313	12,039	-
Salaries	53,673	8,000
Accounting fees	26,830	17,942
Management service fee	134,476	139,920	-
Marketing and promotions	2,811	51,500	-
Bad debt expense	-	10,000	-
Investor relations	58,447	35,900	-
Interest expense	24,298	608,808	5,000
Professional fees	63,849	51,565	17,500
Total Operating Expenses	422,697	935,674	22,500
Net investment loss	(325,086)	(871,022)	(22,500)
Realized and Unrealized gain (loss) from investments:
Derivative change	98,185	(98,185)	-
Unrealized loss on non affiliated investment	(184,784)	(101,153)	-
Unrealized gain on affiliated investment	104,820	-	-
Gain on extinguishments of debt	2,400	5,716	-
Net realized and unrealized gain (loss) from investments	20,621	(193,622)	-
Loss from discontinued operations	-	-	(1,616)
Net decrease in net assets resulting from operations	(304,465)	(1,064,644)	(24,116)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30, 2003	-	$-	3,518,629	$35,186	$838,075	$(663,582)
October, 2003 retirement of Treasury stock	-	-	(1,002)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,916,512)	(19,165)	(188,897)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1,601,115	16,011	649,188	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,358,283	93,583	(23,583)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	342,170	-
Common Stock issued for extinguishments of debt	-	-	1,336,898	13,369	(3,369)	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,583,758	355,838	(58,738)	-
Preferred Stock issued February 1, 2005	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,010,692	40,107	(25,107)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,671,122	16,711	(4,211)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(1,064,644)
Balance, September 30, 2005 (Restated)	100,000	1,000	53,561,868	535,619	876,350	(1,752,342)
Cancel preferred stock	(100,000)	(1,000)			1,000
Stock issued on conversion of debentures, thru September 30, 2006	-	-	22,588,800	225,888	236,303	-
Stock issued for cash, thru September 30, 2006 (Note 5)	-	-	41,910,000	419,100	(35,140)	-
Net Loss for period ended September 30, 2006	-	-	-	-	-	(304,465)
Balance, September 30, 2006	-	$-	118,060,668	$1,180,607	$1,078,513	$(2,056,807)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows
	For the Twelve Months ended September 30,
	2006	2005	2004
		(Restated)
Cash Flows from Operating Activities:
Net Loss	$(304,465)	$(1,064,644)	$(24,116)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized loss on investment – non affiliated	97,488	44,003	-
Beneficial conversion expense	-	576,520	-
Finance costs	(98,633)	111,685	-
Gain on extinguishments of debt	2,400	(5,716)	-
Bad debt allowance	-	10,000	-
Changes in Operating Assets and Liabilities:	-	-	-
Discontinued operations	-	-	28,683
Increase in accrued expense	35,569	13,788	5,000
Increase in accounts payable	102,172	29,238	12,500
Net Cash Provided (Used) by Operating Activities	(165,469)	(285,126)	22,067
Cash Flows from Investing Activities:
Change in cash from discontinued operations	-	-	(254,745)
Investment in portfolio company	-	(62,080)	-
Advances on line of credit	(499,161)	(280,933)	-
Net Cash Used by Investing Activities	(499,161)	(343,013)	(254,745)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	383,960	312,100	-
Proceeds from stock payable	-	696,888	135,000
Proceeds from related party	50,000	10,000
Repayments of convertible debentures	-	(335,000)	-
Proceeds from credit line	53,000	-	-
Net Cash Provided by Financing Activities	486,960	683,988	135,000
Decrease in Cash	(177,670)	55,849	(97,678)
Cash at Beginning of Period	185,849	130,000	227,678
Cash at End of Period	$8,179	$185,849	$130,000
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion on debentures	$298,488	$66,000	$66,000
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Financial Highlights

Per Unit Operating Performance:
	For the Year Ended
	September 30,
	2006	2005
		(Restated)
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.002861)	$(0.000421)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.002741)	(0.016303)
Net realized and unrealized gain (loss) on investment transactions	(0.000674)	-
Income from discontinued operations	-	-
Gain on extinguishment of debt	0.0000202	0.000107
Total from investment operations	(0.00626)	(0.016617)

Net increase in net assets resulting from stock sales	0.00796	0.010265

NET ASSET VALUE, END OF PERIOD	$0.001706	$(0.006352)

TOTAL NET ASSET VALUE RETURN	(159.61)%	(1,608.32)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$202,313	$(339,373)
Ratios to average net assets:
Net expenses	208.93%	(275.71)%
Net investment loss	(160.69)%	(256.66)%
Portfolio Turnover Rate	N/A %	N/A %

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

The Company recognizes income and expense on the accrual basis of accounting.  As a business development company, the Company will recognize revenues from several sources. Management fees will be recognized when earned, dividends from portfolio investments will be recognized when declared and interest income on loans to portfolio companies will be accrued and compounded quarterly. The fair value of stock received as consideration for extending financing agreements will be recognized as interest income at the time such shares are received.  Subsequent fluctuations in the value of such shares will be recorded as unrealized investment gains and losses.  Increases and decreases in the market value of the Company's portfolio investments will be recognized as unrealized gains or losses until the time of disposition. See Note 2 for a discussion on the recognition methods of the Company for increases and decreases in the market value of the portfolio companies.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

The Company executed a note payable on June 21, 2005 with Arthur Stone, who was then a member of the board of directors for $10,000.  The note bears interest at ten percent (10%) per annum and is due on June 21, 2006.  Subsequent to the year ended September 30, 2006 the principal and interest was repaid in full.

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

Note Payable

On September 6, 2006, the Company issued a note payable to Stone Investment Group in the amount of $50,000.  The note bears interest at the rate of 10% per annum with interest payable monthly and principal due and payable on March 6, 2007.  The note payable does not have any conversion option or privileges.  Stone Investment Group is partially owned and controlled by Arthur Stone, who served as a Director of the Company at the time of the loan origination. The Company received the unanimous consent of the Board of Directors prior to accepting the loan from Stone Investment Group.

NOTE 4 - CONVERTIBLE DEBENTURES

During the year ended September 30, 2006, the Company eliminated all of its convertible debentures by restructuring $200,000 of its convertible debentures into promissory notes payable.  The Promissory note is due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.  The balance of the debentures, $228,288, were converted into 22,588,800 shares of free trading common stock, of which 22,348,888 shares were placed in an escrow account in the name of Sequoia International, Inc.  These escrow shares are voted by the Company’s Chairman of the Board of Directors and cannot be resold while in escrow.  Shares in escrow are released to Sequoia International upon notice to the Company and consent of the escrow agent.  In connection with the retirement of the debentures, the Company wrote off the balance of the derivative liability ($396,888) and recorded a gain of $162,985 based on the conversion of the debt at a rate more favorable to the Company than that stated in the debenture terms.  Both the derivative liability and the gain were recorded to additional paid-in capital, resulting in a increase of $233,903.

NOTE 5 - EQUITY TRANSACTIONS

Common Stock:

During the year ended September 30, 2006, the Company issued 35,660,000 shares of free trading common stock for cash of $361,360.  These shares were issued pursuant to the Company’s offering circular under Regulation E and were sold by the Company’s chief executive officer without the assistance of any broker dealers. The Company relied on Regulation E in making these sales. No advertising or general solicitation was employed in offering these shares. Each purchaser received a copy of the Company’s offering circular. The shares sold in reliance on Regulation E are not restricted securities.  In addition, the Company issued 6,250,000 shares of restricted common stock for cash of $25,000.  The Company relied on section 4(2) of the Securities Act of 1933 in making the sales of securities. No advertising or general solicitation was employed in offering the shares. Each purchaser received disclosure information concerning the Company. Each purchaser also had the opportunity to investigate the Company and ask questions of its chief executive officer and board of directors. The securities sold were offered for investment purposes only and not for the purpose of resale or distribution. The transfer of the shares sold was appropriately restricted by the Company.  Collectively, these stock issuances represented a total of 41,910,000 shares sold for aggregate proceeds of $383,960, which represented a price below par value.  As a result of these stock issuances, the Company recorded a reduction in Paid-in-Capital of $35,140 to recognize the difference between par value of the shares issued and the cash received.

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

NOTE 9 – PRIOR PERIOD ADJUSTMENTS

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