Form 10-K/A
period 2006-09-30
CLX INVESTMENT COMPANY, INC.
filed 2007-03-02
CIK 317438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

The Registrant had 118,310,668 shares of common stock, $0.01 par value, outstanding as of February 27, 2007.

Explanatory Note:

This amendment to the Company’s Form 10-K/A filed on February 27, 2007 for the year ended September 30, 2006 is being filed to correct typographical errors.

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

ITEM 1.

DESCRIPTION OF BUSINESS

CLX Investment Company, Inc. (the "Company" or "CLXN") is an investment company reporting under the Investment Company Act of 1940 as a “Business Development Company”. The Company was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as should be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities were concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Until September 1, 2004 the Company engaged in only one industry segment and line of business; the acquisition, exploration, development and operation of oil and gas properties on its own account.

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

Portfolio Investments

The Company presently has two portfolio investments:  ActionView International, Inc. and Zonda, Inc.

ActionView International, Inc.

On July 15, 2005, the Company entered into a financing agreement with ActionView International, Inc. (“AVWI”) wherein the Company will provide a line of credit to AVWI in the amount of $350,000. The line of credit accrues interest at 8% per annum and is to be repaid in an amount equal to the greater of 25% of net monthly income (EBIT) or $25,000 per month commencing on the earlier of nine months from the date of the final draw down, or the month following the third consecutive month in which AVWI generates net income (EBIT) of at least $50,000. In consideration AVWI agreed to issue CLXN a total of 2,000,000 shares of AVWI restricted common stock, the shares will be issued in proportion with the line of credit being drawn upon.

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

ITEM 2.

DESCRIPTION OF PROPERTY

The Company does not own any real estate or other physical properties materially important to our operation.  Our offices are located at 43180 Business Park Drive, Suite 202, Temecula, CA 92590, where the Company occupies office space of approximately 2,337 square feet pursuant to its Advisory Agreement with Javelin Advisory Group.  Management believes these office facilities are suitable and adequate for our present business needs.

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

In September 2004, management recognized a deficiency in liquidity. Such deficiency has been noted in the notes to the financial statements and the audit opinion of the Form 10-K for the period ending September 30, 2004 filed with the Securities Exchange Commission on January 14, 2005.  To remedy this situation, the Board of Directors authorized management to file Form 1-E with the Commission notifying it of the Company’s intent to sell up to $5 million of the Company’s common stock under a Regulation E exemption.  The Company raised a total of $966,748 using the Regulation E exemption.  On March 26, 2007, the Company filed a Form 2-E ending the capital raise and has subsequently sustained operations through the liquidation of its portfolio investment, eStrategy Solutions, Inc.  The Company’s auditors have expressed in their audit opinion letter for the year ended September 30, 2006 that their remains substantial doubt about the Company’s ability to continue as a going concern.  As a result, the Board of Directors authorized management to file another Form 1-E with the Commission notifying it of the Company’s intent to sell up to $1.5 million of the Company’s common stock under a Regulation E exemption.

CLX Investment Company, Inc. presently has two portfolio investments: ActionView International, Inc. and Zonda, Inc.  Management anticipates making additional portfolio investments as opportunities present themselves in the coming year.

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

Administrative Services Agreement

On June 1, 2006, the Company entered into an agreement with Javelin Advisory Group, Inc. to furnish the Company with office facilities, equipment, clerical and record keeping services.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  Under the terms of the contract, Javelin will be compensated a monthly fee of $12,500. The contract expires June 1, 2007.  Javelin does not perform any investment analysis or portfolio valuation on behalf of the Company.

Result of Operations

General and Administrative expenses were $395,588 for year ended September 30, 2006 compared to $275,366 for year ended September 30, 2005.  The increase of $120,225 was primarily due to an increased investor relation services and website development, as well the addition of an officer salary.

Marketing and Promotions for the year ended September 30, 2006 were $2,811 compared to $51,500 for the year ended September 30, 2005.  This decrease of $48,689 was primarily the result of decreasing Media services.

Interest Expense for the year ended September 30, 2006 was $24,298 compared to $608,808 for the year ended September 30, 2005.  This decrease of $584,510 was primarily due to the Company no longer issuing debentures, which resulted in beneficial conversion and interest expenses in 2005.

Investment Income for the year ended September 30, 2006 were $97,611 compared to $64,652 for the year ended September 30, 2005.  This increase of $32,959 was primarily due to the receipt of additional shares of ActionView stock issued as consideration for extending their credit line, which was recorded as Interest Income.

The Company recorded a net unrealized loss of $79,964 in the year ended September 30, 2006, compared to $101,153 in 2005.  Unrealized gains and losses are recorded based on fluctuations in the values of portfolio investments.  The Company also recorded the recapture of a derivative liability of $98,185 in 2006 which had been recorded in 2005.  The recapture generated income of $98,185 and resulted from the satisfaction of the liability for less than the face amount of the conversion terms.

For the year ended September 30, 2006 the Company had a net loss of $304,465 compared to a net loss of $1,064,644 for the year ended September 30, 2005.  The net loss in 2005 resulted primarily from interest expense due to the beneficial conversion feature of convertible debentures.  In 2006, the net loss derived from increased general and administrative expenses.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Robert McCoy, our Interim Chief Executive.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. McCoy.  The Company is presently seeking a permanent replacement to fill the position as Chief Executive Officer; however, there is no assurance that a suitable candidate will be located in a timely manner.

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

Changes in Internal Controls. The Company has had to restate the fiscal year financials ending September 30, 2005 and subsequent financials for the quarter ended June 30, 2006, due primarily to the application of EITF 0019.  The Company amended Item 9A on the Company’s Form 10-K for the fiscal year ending September 30, 2006. In addition, the Company filed an amended Form 10K/A amendment No. 2 to clarify discrepancies between the equity statement and the footnote disclosure, provide more fully-detailed general and administrative expenses, rename certain line items on the Statement of Operations, correct typographical errors on the Financial Highlights, reclassify items in the Statement of Cash Flows for ease of readability, expand Items 9A and 13, and properly reference the Exhibits in Item 15.  Further, the Company is filing this Form 10K/A amendment No. 3 to further correct typographical errors.  This is an indication of a material weakness in the reporting of financial data of the Company.  The Company did not have the in house resources to address the derivative accounting requirements established by the Financial Accounting Standards Board.  This has been addressed by education of staff through continuing education and through consulting outside experts.  Procedures for reviewing the document to be filed failed to catch certain errors and omissions.  The Company has revised its review process and added additional reviewers to assure that the final document containing the financials fairly represents the Company’s financial position.  The design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

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

Dated: February 27, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	February 27, 2007

/s/ James Bickel
James Bickel	Director	February 27, 2007

/s/ Patrick Edgerton
Patrick Edgerton	Director	February 27, 2007

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

Date: February 27, 2007	By: /s/ Robert McCoy
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

Date: February 27, 2007	By: /s/ Kenneth Wiedrich
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

February 27, 2007

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

February 27, 2007

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

/s/ HJ Associates & Consultants, LLP

HJ Associates & Consultants, LLP

Salt Lake City, Utah

December 7, 2006

CLX Investment Company, Inc. Balance Sheets ASSETS
	September 30,	September 30,
	2006	2005
Current Assets		(Restated)
Cash	$8,179	$185,849
Total Current Assets	8,179	185,849
Discount on debts	-	162,538
Investments ( Note2)
Advances on credit lines-affiliates	469,498	179,780
Investments - nonaffiliates	64,285	57,150
Investments - affiliates	166,900	62,080
Total Investments	700,683	299,010
Total Assets	$708,862	$647,397
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$143,908	$40,737
Accounts payable - related party (Note 3)	-	1,000
Interest payable	38,641	14,072
Line of credit (Note 3)	64,000	-
Derivative liability	-	495,073
Notes payable related party (Note 3)	10,000	10,000
Notes payable (Note 3)	50,000	-
Convertible debentures (Note 4)	-	425,888
Total Current Liabilities	306,549	986,770
Long-Term Liabilities
Notes Payable (Note 4)	200,000	-
Total Liabilities	506,549	986,770
Stockholders' Equity
Preferred stock, authorized 20,000,000 shares, $0.01 par value, 0 and 100,000 shares issued and outstanding respectively (Note 5)	-	1,000
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 118,060,668 and 53,561,868 shares issued and outstanding respectively (Note5)	1,180,607	535,619
Additional paid in capital	1,078,513	876,350
Retained deficit	(2,056,807)	(1,752,342)
Total Stockholders' Equity	202,313	(339,373)
Total Liabilities and Stockholders' Equity	$708,862	$647,397
Net Asset Value per share	$0.002	$(0.006)

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

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations
	For the Year Ended September 30,
	2006	2005	2004
		(Restated)
Investment Income
Interest income from non-affiliates (Note 1)	$71,420	$58,303	$-
Interest income from -affiliates	26,191	6,349	-
Total Income	97,611	64,652	-
Expenses
General and administrative	58,313	12,039	-
Salaries	53,673	8,000	-
Accounting fees	26,830	17,942	-
Administrative service fee	134,476	139,920	-
Marketing and promotions	2,811	51,500	-
Bad debt expense	-	10,000	-
Investor relations	58,447	35,900	-
Interest expense	24,298	608,808	5,000
Professional fees	63,849	51,565	17,500
Total Expenses	422,697	935,674	22,500
Net investment loss	(325,086)	(871,022)	(22,500)
Realized and Unrealized gain (loss) from investments:
Derivative change	98,185	(98,185)	-
Unrealized loss on non affiliated investment	(184,784)	(101,153)	-
Unrealized gain on affiliated investment	104,820	-	-
Gain on extinguishments of debt	2,400	5,716	-
Net realized and unrealized gain (loss) from investments	20,621	(193,622)	-
Loss from discontinued operations	-	-	(1,616)
Net decrease in net assets resulting from operations	(304,465)	(1,064,644)	(24,116)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Stockholders' Equity (Deficit)
					Additional	Retained
	Preferred Stock		Common Stock		Paid-in	Earnings
	Shares	Amount	Shares	Amount	Capital	(Deficit)
Balance, September 30, 2003	-	$-	3,518,629	$35,186	$838,075	$(663,582)
October, 2003 retirement of Treasury stock	-	-	(1,002)	(10)	10	-
September 2, 2004, sale of subsidiary for exchange of shares	-	-	(1,916,512)	(19,165)	(188,897)	-
Net loss for period ended September 30, 2004	-	-	-	-	-	(24,116)
Balance, September 30,2004	-	-	1,601,115	16,011	649,188	(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,358,283	93,583	(23,583)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	342,170	-
Common Stock issued for extinguishments of debt	-	-	1,336,898	13,369	(3,369)	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,583,758	355,838	(58,738)	-
Preferred Stock issued February 1, 2005	9,000,000	90,000	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,010,692	40,107	(25,107)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,671,122	16,711	(4,211)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	(1,064,644)
Balance, September 30, 2005 (Restated)	100,000	1,000	53,561,868	535,619	876,350	(1,752,342)
Cancel preferred stock	(100,000)	(1,000)	-	-	1,000	-
Stock issued on conversion of debentures, thru September 30, 2006	-	-	22,588,800	225,888	236,303	-
Stock issued for cash, thru September 30, 2006 (Note 5)	-	-	41,910,000	419,100	(35,140)	-
Net Loss for period ended September 30, 2006	-	-	-	-	-	(304,465)
Balance, September 30, 2006	-	$-	118,060,668	$1,180,607	$1,078,513	$(2,056,807)

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows
	For the Twelve Months ended September 30,
	2006	2005	2004
		(Restated)
Cash Flows from Operating Activities:
Net Loss	$(304,465)	$(1,064,644)	$(24,116)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized loss on investment – non affiliated	97,488	44,003	-
Beneficial conversion expense	-	576,520	-
Finance costs	(98,633)	111,685	-
Gain on extinguishments of debt	2,400	(5,716)	-
Bad debt allowance	-	10,000	-
Changes in Operating Assets and Liabilities:	-	-	-
Discontinued operations	-	-	28,683
Increase in accrued expense	35,569	13,788	5,000
Increase in accounts payable	102,172	29,238	12,500
Net Cash Provided (Used) by Operating Activities	(165,469)	(285,126)	22,067
Cash Flows from Investing Activities:
Change in cash from discontinued operations	-	-	(254,745)
Investment in portfolio company	-	(62,080)	-
Advances on line of credit	(499,161)	(280,933)	-
Net Cash Used by Investing Activities	(499,161)	(343,013)	(254,745)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	383,960	312,100	-
Proceeds from stock payable	-	696,888	135,000
Proceeds from related party	50,000	10,000
Repayments of convertible debentures	-	(335,000)	-
Proceeds from credit line	53,000	-	-
Net Cash Provided by Financing Activities	486,960	683,988	135,000
Decrease in Cash	(177,670)	55,849	(97,678)
Cash at Beginning of Period	185,849	130,000	227,678
Cash at End of Period	$8,179	$185,849	$130,000
Cash Paid For:
Interest	$-	$-	$-
Income Taxes	$-	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion on debentures	$228,288	$66,000	$66,000
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Financial Highlights

Per Unit Operating Performance:
	For the Year Ended
	September 30,
	2006	2005
		(Restated)
NET ASSET VALUE, BEGINNING OF PERIOD	$(0.002861)	$(0.000421)
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.002741)	(0.016303)
Net realized and unrealized gain (loss) on investment transactions	(0.000674)	-
Income from discontinued operations	-	-
Gain on extinguishment of debt	0.0000202	0.000107
Total from investment operations	(0.00626)	(0.016617)

Net increase in net assets resulting from stock sales	0.00796	0.010265

NET ASSET VALUE, END OF PERIOD	$0.001706	$(0.006352)

TOTAL NET ASSET VALUE RETURN	(159.61)%	(1,608.32)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$202,313	$(339,373)
Ratios to average net assets:
Net expenses	208.93%	275.71%
Net investment loss	(160.69)%	(256.66)%
Portfolio Turnover Rate	N/A %	N/A %

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