Form 10-Q
period 2007-03-31
CLX INVESTMENT COMPANY, INC.
filed 2007-05-15
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-Q PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2007	Commission File Number 0-9392
CLX INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
43180 Business Park Drive #202, Temecula, CA	92590
(Address of principal executive offices)	(Zip Code)
(951) 587-9100 Issuer's telephone number, including area code N/A (Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No[  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 9, 2007
Common Stock, $0.01 par value	118,310,668 shares

PART I – FINANCIAL INFORMATION

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

MARCH 31, 2007

CLX Investment Company, Inc. Balance Sheets ASSETS
	March 31,	September 30,
	2007	2006
	(Unaudited)	(Audited)
Current Assets
Cash	$1,354	$8,179
Total Current Assets	1,354	8,179

Investments
Advances on credit lines-affiliates	448,692	469,498
Investments - nonaffiliates	15,034	64,285
Investments - affiliates	105,820	166,900
Total Investments	569,546	700,683
Total Assets	$570,900	$708,862
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$224,876	$143,908
Interest payable	31,155	38,641
Line of credit	84,000	64,000
Notes payable related party	50,000	60,000
Total Current Liabilities	390,031	306,549
Long-Term Liabilities
Notes Payable	190,000	200,000
Total Liabilities	580,031	506,549
Stockholders' Equity (Deficit)
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 118,310,668 and 118,060,668 shares issued and outstanding respectively	1,183,107	1,180,607
Additional paid in capital	1,078,013	1,078,513
Retained deficit	(2,270,251)	(2,056,807)
Total Stockholders' Equity (Deficit)	(9,131)	202,313
Total Liabilities and Stockholders' Equity (Deficit)	$570,900	$708,862
Net Asset Value per share	$(0.0001)	$0.0017

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Changes in Net Assets (Unaudited)
	For the Six Months Ended
	March 31,
	2007	2006

OPERATIONS:
Net investment loss	$(174,948)	$(131,157)
Unrealized gain (loss) on investment transactions	(49,251)	6,429
Gain on sale of investments	10,755	-
Gain on extinguishment of debt	-	2,400
Net decrease in net assets resulting from operations	(213,444)	(122,328)

SHAREHOLDER ACTIVITY:
Stock sales and conversion	2,000	504,849

NET INCREASE (DECREASE) IN ASSET VALUE	(211,444)	382,521

NET ASSETS:
Beginning of Period	202,313	93,314

End of Period	$(9,131)	$475,835

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Schedule of Investments
March 31, 2007 (Unaudited)
EQUITY INVESTMENTS:
	Description	Percent
Company	of Business	Ownership	Investment		Fair Value
Non affiliated companies:
ActionView International, Inc.	Advertising	less than 1%	80,895	(1)	15,034	(1)
Total non affiliated companies			$80,895		$15,034
Affiliated Companies:
Zonda, Incorporated	Medical diagnostic	31%	-	(2)	105,820	(2)
Total affiliated companies			-		105,820
Total Investments			$80,895		$120,854

COMMERCIAL LOANS:
	Description	Percent
Company	of Business	Ownership	Type of Credit
Non affiliated companies:
Action View International, Inc.	Advertising	less than 1%	Credit Line		$-	(1)
Total loans to non affiliates					$-
Affiliated Companies:
Zonda, Incorporated	Medical diagnostic	31%	Credit Line		448,692	(2)
Total loans to affiliates					448,692
Total Loans					448,692
TOTAL INVESTMENTS AND LOANS					$569,546

(1) The Company agreed to extend a credit line of $350,000 to AVWI and was to receive up to 2,000,000 shares of restricted AVWI common stock as consideration for providing a $350,000 line of credit.  The shares are delivered to the Company on a pro-rata basis as the credit line is drawn down.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2008.  The due date for repaying the line of credit, plus accrued interest, shall be accelerated following the third consecutive month in which ActionView International generates net income (EBIT) of at least $50,000.  The Company has only extended $221,693 on the line of credit and added $27,033 of  interest for a total due of $248,706 as of  March 31, 2007.   As a result, ActionView had issued 1,285,700 shares of its restricted common stock to CLX.  The Company has since liquidated 476,749 shares, with 808,951 shares remaining.  These shares have a fair value of $15,034 based on the closing price of $.019 at March 31, 2007.  The fair value of the shares of AVWI at the date of the financing agreement was executed was $0.10 per share; therefore the Company has recorded a cost basis of all shares received from AVWI at $128,570 (1,285,700 at $0.10).  This value was recognized as interest income on the operating statement with subsequent changes to fair value being recorded as unrealized gains or losses.  During the quarter ending December 31, 2006 the Company was apprised of the fact that certain of the AVWI sales contracts on which financial projections had been based were invalid.  While AVWI is trying to get valid sales contracts in place, we believe that there is substantial doubt that AVWI will continue as a going concern.  The Company has notified AVWI that the loan is in default and has requested conversion of the loan into common stock according to the remedies under default.  As of 4/18/07, there has been no resolution on this matter.  The value of the credit line has therefore been valued at $0.00 to reflect the uncertainty that the debt will be repaid.

(2) The Company received 615,385 shares of restricted common stock of Zonda, Inc. for providing a $500,000 line of credit. The Company valued the original investment of Zonda at $0.00 based on its start up nature.  As of March 31, 2007 the Company has advanced Zonda $441,098 under an operating line of credit and added $7,594 of quarter-end interest for a total of $448,692.  The line of credit bears interest at an eight percent (8%) per annum and the principal and interest are due on December 31, 2007.  The repayment of the line of credit, plus accrued interest, shall be accelerated following the third consecutive month in which Zonda generates net income (EBIT) of at least $50,000.  The line of credit was not deemed impaired since the obligation is collateralized by intangible assets of Zonda including patents, FDA submissions, product formulations, etc.  At March 31, 2007, the Company estimates the fair value of the Zonda common stock to be $105,820, which is based on their annualized sales of $341,355 multiplied by CLX's ownership position of 31%.  Based on these factors, the Company believes that the presentation of its Zonda investments represent the fair value at March 31, 2007.

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (Unaudited)
	For Six Months Ended Ended March 31,		For Three Months Ended Ended March 31,
	2007	2006	2007	2006

Investment Revenue
Interest income from non-affiliates	$-	$8,310	$-	$4,400
Interest income from affiliates	14,097	81,521	7,594	19,990
Total income	14,097	89,831	7,594	24,390
Expenses
General & administrative	6,808	64,004	4,553	31,214
Accounting fees	20,551	17,554	4,143	3,440
Interest expense	11,996	13,394	6,325	4,576
Investor relations	11,872	34,761	4,229	17,510
Administrative fees	75,000	63,476	37,500	31,900
Professional fees	62,818	27,799	24,455	23,200
Total expenses	189,045	220,988	81,205	111,840
Net investment loss	(174,948)	(131,157)	(73,611)	(87,450)
Other Income (Expense)
Unrealized gain (loss) on non affiliated investment	(49,251)	6,429	(20,821)	29,287
Gain on sale of investments	10,755	-	-	-
Gain on extinguishments of debt	-	2,400	-	-
Net realized and unrealized gain (loss) from investments	(38,496)	8,829	(20,821)	29,287
Net decrease in net assets resulting from operations	$(213,444)	$(122,328)	$(94,432)	$(58,163)
Net loss per share	$(0.002)	$(0.002)	$(0.001)	$(0.001)
Weighted Average Shares Outstanding	118,310,668	72,921,744	118,310,668	92,615,258
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows (Unaudited)
	For the Six Months ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(213,444)	$(122,328)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized loss (gain) on investment	49,251	(6,429)
Stock received for interest	-	(71,419)
Gain on extinguishments of debt	-	(2,400)
Changes in Operating Assets and Liabilities:
Increase in prepaid interest	-	(600)
Increase (decrease) in accrued expense	(7,486)	13,379
Increase in accounts payable	80,968	26,096
Net Cash Used by Operating Activities	(90,711)	(163,701)
Cash Flows from Investing Activities:
Proceeds from sale of investment	251,016	-
Advances on line of credit	(169,130)	(293,214)
Net Cash Provided (Used) by Investing Activities	81,886	(293,214)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,000	280,361
Proceeds from credit line	20,000	-
Payments on Notes	(20,000)	-
Net Cash from Financing Activities	2,000	280,361
Decrease in Cash	(6,825)	(176,554)
Cash and Cash Equivalents at Beginning of Period	8,179	185,849
Cash and Cash Equivalents at End of Period	$1,354	$9,295
Cash Paid For:
Interest	$19,445	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion on debentures	$-	$3,000
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Financial Highlights (Unaudited)

Per Unit Operating Performance:
	For the Six Months Ended
	March 31,
	2007	Cumulative
NET ASSET VALUE, BEGINNING OF PERIOD	$0.001710	$0.004061
INCOME FROM INVESTMENT OPERATIONS:
Net investment loss	(0.001479)	(0.019901)
Net realized and unrealized gain (loss) on investment transactions	(0.000416)	(0.000823)
Gain on sale of investments	0.000091	-
Gain on extinguishment of debt	-	0.000128
Total from investment operations	(0.00009)	(0.016535)

Increase in net assets resulting from stock sales and conversions	0.00002	0.018245

NET ASSET VALUE, END OF PERIOD	$(0.000077)	$0.001710

TOTAL NET ASSET VALUE RETURN	(104.51)%	(57.89)%

RATIOS AND SUPPLEMENTAL DATA:
Net assets, end of period	$(9,131)	$85,301
Ratios to average net assets:
Net expenses	2,070.36%	505.69%
Net investment loss	(1,915.98)%	(475.20)%
Portfolio Turnover Rate	1.63	1.63

The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

Notes to the Financial Statements

March 31, 2007 and 2006

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

The Company’s Board of Directors determined that it was both necessary and appropriate to withdraw the Company’s election to be regulated as a Business Development Company (“BDC”) under the Investment Company Act of 1940 (“the Act”).  On April 20, 2007, the Company filed a definitive prospectus seeking shareholder approval to withdraw its BDC election.  Should the Company succeed in withdrawing the BDC election, the Company would no longer be eligible to report its investments at fair market value.  Rather, controlled companies would be consolidated in the financial statements and minority-held investments would be carried at cost.  See “Valuation of Portfolio Investments” below.

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

NOTE 2 – VALUATION OF PORTFOLIO INVESTMENTS

As of March 31, 2007, the Company had investments in two portfolio companies.  Of these, one investment representing 97% of all portfolio assets qualified as an “eligible” portfolio investment as defined by the Investment Company Act of 1940.  As a result, the Company’s investment portfolio meets the Act’s requirement that at least 70% of the Company’s assets be invested in eligible companies.

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

During 2006, the Company became appraised that one of its portfolio investments, ActionView, Inc., announced that a substantial purchase order contract had been deemed fraudulent.  The basis of this contract had formed the primary motivation behind the Company’s decision to invest in ActionView.  Without this contract, the Company is doubtful of ActionView’s ability to repay the credit line extended.  As a result, the Company has written off the credit line receivable from ActionView and eliminated the interest income for all periods presented.  The common stock of ActionView held by the Company is carried at fair market value based on the price per share as of March 31, 2007.

NOTE 3 – RELATED PARTY TRANSACTIONS

On September 6, 2006, the Company issued a note payable to Stone Investment Group in the amount of $50,000.  The note bears interest at the rate of ten (10%) per annum and was due in lump sum on March 6, 2007.  The note payable does not have any conversion option or privileges.  Stone Investment Group is partially owned and controlled by Arthur Stone, who served as a Director of the Company at the time of the loan origination. The Company received the unanimous consent of the Board of Directors prior to accepting the loan from Stone Investment Group.

Line of Credit

During the quarter ended March 31, 2007, the Company received $20,000 under a line of credit provided by Sequoia International, Inc.  The line of credit is for $200,000 and bears interest at 8% per annum.  The line and accrued interest are due on April 1, 2009.  As of March 31, 2007, the total amount advanced under the credit line was $84,000.  Sequoia could be deemed an affiliated entity by virtue of the 22,888,800 shares of common stock being held in escrow for their benefit; though, since Sequoia can neither liquidate nor vote such shares, they are not deemed to be beneficial owners of the stock.  The Company received the unanimous consent of the Board of Directors prior to accepting the credit line from Sequoia.

Equity Transactions

During the six months ended March 31, 2007, the Company issued 250,000 restricted shares of stock in exchange for cash of $1,000 to Canyon Investments, a company controlled by Robert McCoy, our Chairman of the Board of Directors and Interim Chief Executive Officer.  The Company recorded $2,000 to common stock resulting from this transaction to reflect the market value of the shares issued since the sale was to a related party.  The price per share was considered reasonable for restricted securities given the stock price at the time of the transaction.  The Board of Directors approved the sale of the stock to Canyon Investments.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.

NOTE 4 – NOTES PAYABLE

During the year ended September 30, 2006, the Company eliminated all of its convertible debentures in part by restructuring $200,000 of such debentures into a promissory note payable.  The promissory note is due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.  The Company previously paid $10,000 towards the principle balance, leaving a total payable of $190,000 at March 31, 2007.

NOTE 5 – GOING CONCERN

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

NOTE 6 – SUBSEQUENT EVENTS

Subsequent to March 31, 2007, the Company’s Board of Directors voted to withdraw the Company’s election as a Business Development Company under the Investment Company Act of 1940.  The principle reason for withdrawing the BDC election is that the Board believes that the current structure of the investment portfolio, with virtually all of its investment being in one company, does not create an obligation on the part of the Company to file under the 1940 Act.  The Company does not have any immediate plans to expand its investments into other portfolio companies.  Under the provisions of the 1940 Act, the Company can only withdraw its BDC election if such action is approved by a majority of its voting shareholders.  Accordingly, in April 26, 2007, the Company filed a definitive proxy statement under Form 14-A seeking shareholder approval to withdraw its BDC election.  The BDC election can only be withdrawn after receiving shareholder approval and filing a Form N-54C.  Until such time, the Company will continue operating as a BDC and required to comply with the 1940 Act.

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

Income Taxes

We recognize deferred tax assets and liabilities based on the differences between the financial statement carrying amounts and the tax bases of assets and liabilities. We regularly review our deferred tax assets for recoverability and establish a valuation allowance based upon historical losses, projected future taxable income and the expected timing of the reversals of existing temporary differences. As of March 31, 2007, we estimated the allowance on net deferred tax assets to be one hundred percent of the net deferred tax assets.

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

Historically, the Company intended to seek out investment securities as its core business.  As a BDC, the Company is required to maintain at least 70% of its assets in eligible portfolio companies, as defined under the 1940 Act (“EPC”)  An EPC must meet certain criteria, among which is the requirement that they be domestic (U.S.) companies.

In consideration of the 1940 Act compliance restraints, and the planned future operations of the Company, the Board has evaluated and discussed the feasibility of the Company continuing as a BDC. The Board believes that given the changing nature of the Company’s business and investment focus in on one primary subsidiary rather than on a portfolio of companies, the structure of the Company as an investment company under the 1940 Act is no longer appropriate and will hinder the Company’s future growth. Given the size of the existing portfolio investments, and the non-diversified nature of the Company’s portfolio, the Board believes that the Company will not be required to be regulated under the 1940 Act once it withdraws its BDC election. The Board intends to manage the Company in a manner in the future so that it would not be subject to the Investment Company Act.

On April 27, 2007, the Company filed a definitive proxy statement under 14-A seeking shareholder approval to withdraw its BDC election.  Should the Company succeed in withdrawing the BDC election, the Company would no longer be eligible to report its investments at fair market value.  Rather, controlled companies would be consolidated in the financial statements and minority-held investments would be carried at cost.

As a Business Development Company, the Company is required to have at least 70% of its assets in "eligible portfolio companies." It is stated in the Investment Committee Charter that the Company will endeavor to maintain this minimum asset ratio.  Subsequent to withdrawing the BDC election the Company will not be obligated to comply with the provisions of the Investment Company Act of 1940, including the restriction on the type and amount of assets held.  The Company’s Board of Directors and management intend to operate the Company in such a manner as to not  be deem an “investment company” as defined by the 1940 Act and will therefore not be subject to the requirements of such Act.

Portfolio Investments

The Company presently has two portfolio investments:  ActionView International, Inc. and Zonda, Inc.

ActionView International, Inc.

On July 15, 2005, the Company entered into a financing agreement with ActionView International, Inc. ("AVWI") wherein the Company will provide a line of credit to AVWI in the amount of $350,000. The line of credit accrues interest at 8% per annum and is to be repaid in an amount equal to the greater of 25% of net monthly income (EBIT) or $25,000 per month commencing on the earlier of nine months from the date of the final draw down, or the month following the third consecutive month in which AVWI generates net income (EBIT) of at least $50,000. During the quarter ending December 31, 2006 the Company was apprised of the fact that certain of the AVWI sales contracts on which financial projections had been based were invalid. While AVWI is trying to get valid sales contracts in place, we believe that there is substantial doubt that AVWI will continue as a going concern. The Company has notified AVWI that the loan is in default and has requested conversion of the loan into common stock according to the remedies under default. As of May 14, 2007, there has been no resolution on this matter.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2007 compared to three months ended March 31, 2006

During the quarter ended March 31, 2007, the Company experienced a net loss of $94,432 or ($0.001) per share compared to a net loss of $58,163 or ($0.001) per share for the same period in 2006.

The current loss is due to a loss on investments of $20,821 related to the Company’s portfolio investments and expenses, which were $81,205 for the quarter ended March 31, 2007.   The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.

Revenues for the quarter ended March 31, 2007 were $7,594 compared with revenues of $24,930 for the quarter ended March 31, 2006.  The revenue was generated from interest income from portfolio investments.

Six months ended March 31, 2007 compared to six months ended March 31, 2006

During the six months ended March 31, 2007, the Company experienced a net loss of $213,444 or ($0.002) per share compared to a net loss of $122,328 or ($0.002) per share for the same period in 2006.

The loss for the six months ended March 31, 2007 is due to a loss on investments of $49,251 related to the Company’s portfolio investments and expenses, which were $189,045 for the quarter ended March 31, 2007.   The Company will be able to keep future operating costs at a minimum based on the management agreement it has in place to outsource all its administrative support.

Revenues for the six months ended March 31, 2007 were $14,097 compared with revenues of $89,831 for the six months ended March 31, 2006.  The revenue was generated from interest income from portfolio investments.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated $2,270,251 in losses through March 31, 2007, which may be used to reduce taxes in future years through 2006.

As of March 31, 2007, the Company had total cash and current assets of $1,354 and current liabilities of $1,354.  As of March 31, 2007, the Company has a promissory note in the amount of $190,000 due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.  In addition, as of March 31, 2007, the Company has a note payable in the amount of $50,000. The note bears interest at the rate of ten percent (10%) per annum and was due in lump sum on March 6, 2007. The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management plans to increase cash flows through the sale of securities and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures. As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the Exchange Act"), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company’s Chief Executive Officer, Principle Accounting Officer and Chief Compliance Officer, Mr. Robert McCoy. Based upon that evaluation, Robert McCoy concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us and required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer, Chief Compliance Officer and Principle Accounting Officer, to allow timely decisions regarding required disclosures.

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

During the six months ended March 31, 2007, the Company issued 250,000 restricted shares of stock in exchange for cash of $1,000 to Canyon Investments, a company controlled by Robert McCoy, our Chairman of the Board of Directors and Interim Chief Executive Officer.  The price per share was considered reasonable for restricted securities given the stock price at the time of the transaction.  The Board of Directors approved the sale of the stock to Canyon Investments.  This transaction was exempt from registration under the Securities Act of 1933, based upon Section 4(2) for transactions by the issuer not involving any public offering.  The shares were sold directly by the Registrant without an underwriter.  There was no general solicitation, no advertisement and resale restrictions were imposed by placing a Rule 144 legend on the stock certificates.

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

Dated: May 14, 2007
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

Date: May 14, 2007	By: /s/ Robert McCoy Robert McCoy, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF PRINCIPLE ACCOUNTING OFFICER

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

Date: May 14, 2007	By: /s/ Robert McCoy Robert McCoy, Treasurer (Principle Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Chief Executive Officer May 14, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-Q for the period ending March 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Treasurer (Principle Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Treasurer (Principle Accounting Officer) May 14, 2007