Form 10QSB
period 2007-06-30
CLX INVESTMENT COMPANY, INC.
filed 2007-08-14
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2007	Commission File Number 0-9392
CLX INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
29970 Technology Drive, Suite 203 Murrieta, CA	92563
(Address of principal executive offices)	(Zip Code)
(951) 677-6735 Issuer's telephone number, including area code 43180 Business Park Drive #202, Temecula, CA 92590 (Registrant's Former Name and Address)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No[   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]

Accelerated filer  [   ]

Non-accelerated filer  [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ X ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes [  ] No[  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at August 10, 2007
Common Stock, $0.01 par value	118,360,668 shares

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

JUNE 30, 2007

CLX Investment Company, Inc. Balance Sheet ASSETS
June 30,
2007
(Unaudited)
Current Assets
Cash	$352
Marketable securities	64,993
Total Current Assets	65,345

Other Assets
Receivable from related party	646,853
Comprehensive unrealized income	40,869
Total Other Assets	687,722
Total Assets	$753,067
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$309,395
Interest payable	10,725
Current portion of Notes Payable	190,000
Line of credit	171,904
Total Current Liabilities	682,024
Commitments and Contingencies	-
Total Liabilities	682,024
Stockholders' Equity
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 118,360,668 shares issued and outstanding	1,183,606
Stock payable	280,000
Additional paid in capital	1,077,913
Retained deficit	(2,470,476)
Total Stockholders' Equity	71,043
Total Liabilities and Stockholders' Equity	$753,067
Net Asset Value per share	$0.0006

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (Unaudited)
	For Nine Months Ended Ended June 30,		For Three Months Ended Ended June 30,
	2007	2006	2007	2006

Expenses
General & administrative	9,092	12,838	2,284	12,311
Accounting fees	22,981	21,778	2,430	4,224
Administrative fees	112,500	96,976	37,500	33,500
Investor relations	23,376	48,111	11,504	13,350
Professional fees	91,516	147,825	28,699	56,550
Total expenses	259,465	327,528	82,417	119,935
Loss from Operations	(259,465)	(327,528)	(82,417)	(119,935)
Other Income (Expense)
Settlement costs	(230,000)	-	(230,000)	-
Interest income	23,678	88,891	9,581
Interest expense	(19,018)	(17,704)	(7,022)	(5,250)
Derivative gain	-	98,185	-	-
Unrealized loss on investments	(49,251)	(178,357)	-	(184,786)
Realized gain on marketable securities	14,693	-	3,938	-
Minority interest loss	(7,937)	-	(7,937)	-
Stock received as payment on receivable previously written off	113,631	2,400	113,631	-
Total Other Income (Expense)	(154,204)	(6,585)	(117,809)	(190,036)
Net Loss	$(413,669)	$(334,113)	$(200,226)	$(309,971)
Net Loss Per Share	$(0.003)	$(0.006)	$(0.0017)	$(0.006)
Weighted Average Shares Outstanding	118,299,313	72,921,744	118,288,690	92,615,258
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows (Unaudited)
	For the Nine Months ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(413,669)	$(334,113)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized loss (gain) on investment	49,251	(6,429)
Realized gain on marketable securities	(14,693)	-
Financing costs	171,904	-
Derivative gain	-	(98,035)
Settlement costs	230,000	-
Minority interest loss	7,937	-

Changes in Operating Assets and Liabilities:
Comprehensive unrealized loss	36,495	-
(Decrease) increase in accrued expense	(27,916)	18,136
Increase in accounts payable	165,487	50,193
Net Cash Provided by (Used in) Operating Activities	91,165	(372,648)
Cash Flows from Investing Activities:
Proceeds from sale of investment	251,016	-
Stock received as payment on note receivable previously written off	(113,631)	(2,400)
Net Cash Used by Investing Activities	(17,391)	(419,687)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	2,399	547,663
Minority interest	-	-
Payments on credit line	(64,000)	53,000
Net (Payment on) Proceeds From Notes/Debentures	(20,000)	25,000
Net Cash (Used in) Provided by Financing Activities	(81,601)	625,663
Decrease in Cash	(7,827)	(166,672)
Cash and Cash Equivalents at Beginning of Period	8,179	185,849
Cash and Cash Equivalents at End of Period	$352	$19,177
Cash Paid For:
Interest	$19,445	$-
Income Taxes	$-	$-
Non-Cash Investing and Financing Activities:
Stock issued for conversion on debentures	$-	$298,488
The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY

NOTES TO FINANCIAL STATEMENTS

FOR THE PERIOD ENDED JUNE 30, 2007

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

This summary of significant accounting policies of CLX Investment Company, Inc. is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. In the opinion of management, all adjustments which are necessary for a fair presentation of the financial statements have been included.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the financial statements.   These financial statements should be read in conjunction with the Company’s annual report for the year ended September 30, 2006 and filed on Form 10-K.

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

Withdrawal as a Business Development Company

On September 13, 2004, the Company filed an election with the U.S. Securities and Exchange Commission to become a business development company pursuant to Section 54 of the Investment Company Act of 1940.  On April 2, 2007, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a business development company (“BDC”) as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On May 30, 2007, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC, and on May 30, 2007, a Notification of Withdrawal was filed with the Securities and Exchange Commission.  The change in the Company’s status eliminates the Company’s ability to utilize the “fair value” method of accounting for subsidiaries that is required of investment companies (see below).  In addition, certain financial statement disclosures such as the Statement of Changes in Net Assets and the Schedule of Investments are no longer required or applicable.

Significant change in method of accounting

The election to withdraw the Company’s election as a BDC under the Investment Company Act has resulted in a significant change in the Company’s required method of accounting. Investment company financial statement presentation and accounting utilizes the “fair value method of accounting” for recording ownership in portfolio or subsidiary companies.  This treatment requires that BDCs value their investments at market value as opposed to historical cost.  With the Company’s withdrawal from the Investment Company Act, the required financial statement presentation and accounting for securities held will be either the equity method or consolidation of accounting depending on the classification of the investment and the Company’s ownership percentage.

Effect

As an operating company, the Company must consolidate its financial statements with subsidiaries, thus eliminating the fair value reporting required by BDCs. As a result, in accordance with FAS 154, the accompanying financial statements have been presented on an operating and consolidated basis for all periods presented on a retrospective basis.  As of and during the quarter ended June 30, 2007, the Company operated as a holding company for a non-controlling interest in two companies: ActionView International, Inc. and Zonda, Inc.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit at June 30, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

b)

Revenue Recognition

The Company will recognize revenues from operations as such revenues are earned.  The Company did not generate revenues during the three or nine months ended June 30, 2007.  Since the Company does not own or control any operations which are eligible for consolidation, gains or losses from the operations of such entities are recorded as changes to minority interest.

The Company received stock as settlement on a defaulted loan to ActionView that had been written off in prior periods.  As a result of this transaction, the Company recorded income of $113,631.   Once the shares are liquidated, the Company will recognize a realized gain or loss on the sale of marketable securities.  Comprehensive unrealized income or loss is recognized on the increase or decrease in the fair market value of marketable securities.  The Company recognized a loss of $49,251 as of June 30, 2007 related to the market value of the Company’s stock position in ActionView International, Inc.

NOTE 2 – COMMON STOCK

During the quarter ended June 30, 2007, the Company issued a total of 50,000 shares of restricted common stock to extend a note payable to Stone Investment Group.   The value of the shares issued was recorded as a financing cost.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2007, the Company received $87,904 under a line of credit provided by Sequoia International, Inc.  The line of credit is for $200,000 and bears interest at 8% per annum.  The line and accrued interest are due on April 1, 2009.  As of June 30, 2007, the total amount advanced under the credit line was $171,904, which includes accrued interest of $6,741.  Sequoia could be deemed an affiliated entity by virtue of the 22,888,800 shares of common stock being held in escrow for their benefit; though, since Sequoia can neither liquidate nor vote such shares, they are not deemed to be beneficial owners of the stock.  The Company received the unanimous consent of the Board of Directors prior to accepting the credit line from Sequoia.

The Company has extended a line of credit to Zonda, Inc. in the amount of $646,853, including interest of $33,437, had been drawn down as of June 30, 2007.  The credit line bears interest at the rate of 8% per annum and is due and payable on December 31, 2007.  Zonda is deemed a related party by virtue of the Company’s 31% ownership interest in Zonda.

NOTE 4 – NOTES PAYABLE

During the year ended September 30, 2006, the Company eliminated all of its convertible debentures in part by restructuring $200,000 of such debentures into a promissory note payable.  The promissory note is due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.  The Company previously paid $10,000 towards the principle balance, leaving a total payable of $190,000 at June 30, 2007.

NOTE 5 – STOCK PAYABLE

During the quarter ended June 30, 2007, the note payable to Stone Investment Group was assumed by Sequoia International, Inc.  Sequoia filed an action against the Company in federal court seeking payment of the obligation.  The Company agreed to settle the debt balance through the issuance of 50,000,000 shares of common stock which, as of June 30, 2007, had not been issued.   The value of the shares on the date the settlement ($280,000) was accepted by the court has been recorded as a stock payable and the difference between the value of the shares and note ($230,000) has been recorded as settlement costs.  As the shares are liquidated, the Company and Sequoia have agreed that surplus proceeds in excess of the $50,000 principal balance of the original note will be remitted back to the Company on a 80/20 basis, with the Company receiving 80% of the proceeds.  Any such money remitted back to the Company will be treated as a reduction in the settlement costs.

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

 FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in future filings of our Annual Report on Form 10-KSB, Quarterly Reports on Form 10-QSB and Current Reports on Form 8-K.

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

CLX Investment Company, Inc. (“the Company” or “CLXN”) was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Up until September 1, 2004 the Company engaged in only one industry segment and line of business; the acquisition, exploration, development and operation of oil and gas properties for its own account.

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

On September 13, 2004, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation (“BDC”) as defined under the Investment Act of 1940. In anticipation of the election to become a BDC, the Company changed its name to CLX Investment Company, Inc. on September 1, 2004 to properly reflect the nature of its business. On April 2, 2007, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a BDC as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On May 30, 2007, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC, and on May 30, 2007, a Notification of Withdrawal was filed with the Securities and Exchange Commission. As of and during the quarter ended June 30, 2007, the Company operated as a holding company for a non-controlling interest in two companies: ActionView International, Inc. and Zonda, Inc.

RESULTS OF OPERATIONS

Three months ended June 30, 2007 compared to three months ended June 30, 2006.

Revenues

During the three months ended June 30, 2007, the Company reported no revenues.

Expenses

Total expenses were $82,417 for the quarter ended June 30, 2007 compared to total expenses of $119,935 for the quarter ended June 30, 2006.  Current period operating expenses consisted principally of $66,199 in administrative and professional fees and $11,504 in investor relations expense.

Other Income/Expense

Other income/expense for the three months ended June 30, 2007 was $117,809 as compared to $190,036 for the three months ended June 30, 2006.  Current period other income consisted principally of $113,631 in stock received as payment on receivable previously written off that is associated with stock received as settlement on a defaulted loan to ActionView, International and other expenses consisted principally of $230,000 in settlement costs related to debt reduction of $50,000.

Net Loss

During the three months ended June 30, 2007, the Company experienced a net loss in the amount of $200,226 or approximately ($0.0017) per share compared to a net loss of $309,971 or approximately ($0.006) per share for the same period in 2006.

Nine months ended June 30, 2007 compared to nine months ended June 30, 2006.

Revenues

During the nine months ended June 30, 2007, the Company reported no revenues.

Expenses

Total expenses were $259,465 for the nine months ended June 30, 2007 compared to operating expenses of $327,528 for the quarter ended June 30, 2006.  Current period operating expenses consisted principally of $204,016 in administrative and professional fees.

Other Income/Expense

Other income/expense for the nine months ended June 30, 2007 was $154,204 as compared to $6,585 for the nine months ended June 30, 2006.  Current period other income consisted principally of $113,631 in stock received as payment on receivable previously written off that is associated with the stock received as settlement on a defaulted loan to ActionView, International and other expenses consisted principally of $230,000 in settlement costs related to debt reduction of $50,000.

Net Loss

During the nine months ended June 30, 2007, the Company incurred a net loss of $413,669, or approximately ($0.003) per share compared to a net loss of $334,113 or approximately ($0.006) per share for the same period in 2006.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated $2,470,476 in losses through June 30, 2007, which may be used to reduce taxes in future years through 2006.

As of June 30, 2007, the Company had total cash and current assets of $65,345 and current liabilities of $682,024.  As of June 30, 2007, the Company has a promissory note in the amount of $190,000 due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.  In addition, as of June 30, 2007, the Company has received $171,904 under a line of credit provided by Sequoia International, Inc. The line of credit is for $200,000 and bears interest at 8% per annum. The line of credit and accrued interest are due on April 1, 2009. The Company requires additional capital to meet its operating requirements.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  Management plans to increase cash flows through the sale of securities and, eventually, through the development of profitable operations.  There are no assurances that such plans will be successful.  No adjustments have been made to the accompanying financial statements as a result of this uncertainty. If the Company is not able to generate positive cash flow from operations, or is unable to secure adequate funding under acceptable terms, there is substantial doubt that the company can continue as a going concern.

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

We Will Need to Raise Additional Capital to Finance Operations

Our operations have relied almost entirely on external financing to fund our operations.  Such financing has historically come from a combination of borrowings and from the sale of common stock and assets to third parties.  We will need to raise additional capital to fund our anticipated operating expenses and future expansion.  Among other things, external financing will be required to cover our operating costs.  We cannot assure you that financing whether from external sources or related parties will be available if needed or on favorable terms.  The sale of our common stock to raise capital may cause dilution to our existing shareholders.  Our inability to obtain adequate financing will result in the need to curtail business operations.  Any of these events would be materially harmful to our business and may result in a lower stock price.

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our September 30, 2006 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Robert McCoy, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Mr. McCoy.

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

Our Officers and Directors Have the Ability to Exercise Significant Influence Over Matters Submitted for Stockholder Approval and Their Interests May Differ From Other Stockholders

Our Chairman of the Board of Directors has the ability to vote a majority of the Company’s issued and outstanding common shares by virtue of the stock power contained within the escrow agreement with Sequoia International, Inc.  Accordingly, he may have significant influence in determining the outcome of any corporate transaction or other matter submitted to our shareholders for approval, including issuing common and preferred stock, electing directors and appointing officers, and effecting recapitalizations of our equity, which could have a material impact on mergers, acquisitions, consolidations and the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  The interests of our Chairman may differ from the interests of the other stockholders.

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Robert McCoy, our chief executive officer and treasurer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Mr. McCoy concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

It should be noted, however, that no matter how well designed and operated, a control system can provide only reasonable, not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems (including faulty judgments in decision making or breakdowns resulting from simple errors or mistakes), there can be no assurance that any design will succeed in achieving its stated goals under all potential conditions. Additionally, controls can be circumvented by individual acts, collusion or by management override of the controls in place.

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the quarter ended June 30, 2007, the Company issued a total of 50,000 shares of restricted common stock to extend a note payable to Stone Investment Group.   The value of the shares issued was recorded as a financing cost.  The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

An annual meeting of shareholders of CLX Investment Company, Inc. was held on May 30, 2007.  Proxies for the meeting were solicited pursuant to Regulation 14A. The following proposals were voted upon, and approved, by a majority of shareholders:

1) To consider and vote upon a proposal to authorize the Board to withdraw the Company’s election to be treated as a business development company (“BDC”) pursuant to Section 54(c) under the Investment Company Act of 1940; and

2) To elect to the Board of Directors three (3) directors, James Bickel, Patrick Edgerton and Robert McCoy to serve until the next Annual Meeting of Stockholders of the Company or until their successors are elected and qualify, subject to their prior death, resignation or removal; and

3) To ratify the appoint HJ Associates & Consultants, LLP as the Company’s independent auditing firm for the fiscal year ended September 30, 2007; and

4) To ratify the appointment of Parsons Law Firm as the Company’s general counsel.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this statement:

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Amendment to the articles of incorporation, dated December 15, 1977	*
3.3	Amendment to the articles of incorporation, dated June 4, 1991	*
3.4	Amendment to the articles of incorporation, dated March 26, 1993	*
3.5	Amendment to the articles of incorporation, dated August 30, 2004	*
3.6	By-laws	*
14	Code of Ethics	Filed herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted December 7, 2004	**

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

Dated: August 13, 2007
/s/ Robert McCoy
Robert McCoy
Chief Executive Officer

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Robert McCoy, certify that:

(1)   I have reviewed this quarterly report on Form 10-QSB of CLX Investment Company, Inc.;

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

Date: August 13, 2007	By: /s/ Robert McCoy Robert McCoy, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF PRINCIPLE ACCOUNTING OFFICER

I, Robert McCoy, certify that:

(1)   I have reviewed this quarterly report on Form 10-QSB of CLX Investment Company, Inc.;

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

Date: August 13, 2007	By: /s/ Robert McCoy Robert McCoy, Treasurer (Principle Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Chief Executive Officer August 13, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Treasurer (Principle Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Treasurer (Principle Accounting Officer) August 13, 2007