Form 10KSB
period 2007-09-30
CLX INVESTMENT COMPANY, INC.
filed 2007-12-31
CIK 317438

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act

of 1934 For the Fiscal Year Ended September 30, 2007

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

29970 Technology Drive, Suite 203
Murrieta, California 92563
(Address of principal executive offices)

(951) 677-6735

(Issuers telephone number, including area code)

N/A

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

Yes [X]

No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-X contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [  ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Issuer's revenues for its most recent fiscal year: $-0-

The aggregate market value of the voting stock held by non affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock at December 3, 2007 was $213,478,343, based on the last sale price of $0.0099 as reported on the pink sheets.

The Registrant had 213,660,668 shares of common stock, $0.01 par value, outstanding as of December 3, 2007.

CLX INVESTMENT COMPANY, INC.

PART I

Forward Looking Statements

This document includes statements that may constitute forward-looking statements made pursuant to the Safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The Company would like to caution certain readers regarding certain forward-looking statements in this document and in all of its communications to shareholders and others, on management’s projections, estimates and all other communications.  Statements that are based on management’s projections, estimates and assumptions are forward-looking statements. The words believe, expect, anticipate, intend and similar expressions generally identify forward-looking statements. While the Company believes in the veracity of all statements made herein, forward-looking statements are necessarily based upon a number of estimates, and assumptions that, while considered reasonable by the Company, are inherently subject to significant business, economic and competitive uncertainties and contingencies and known and unknown risks. Many of the uncertainties and contingencies can affect events and the Company’s actual results and could cause its actual results to differ materially from that expressed in any forward-looking statements made by, or on behalf, of the Company.

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

On September 13, 2004, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation (“BDC”) as defined under the Investment Act of 1940. In anticipation of the election to become a BDC, the Company changed its name to CLX Investment Company, Inc. on September 1, 2004 to properly reflect the nature of its business. On April 2, 2007, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a BDC as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On May 30, 2007, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC, and on May 30, 2007, a Notification of Withdrawal was filed with the Securities and Exchange Commission which formally withdrew the BDC election. As of and during the quarter ended June 30, 2007, the Company operated as a holding company for a non-controlling interest in two companies: ActionView International, Inc. and Zonda, Incorporated.

On October 15, 2007, the Company entered into a Stock Purchase Agreement with the Oleksiewicz Family Trust (“Seller”), pursuant to which the Company purchased from the Seller one million two hundred fifty thousand (1,250,000) shares of common stock of Zonda, Incorporated. The purchase resulted in an increase in the Company’s total equity position in Zonda, Incorporated to fifty one percent (51%). The purchase price for the acquisition consisted of ten million (10,000,000) shares of the Company’s common stock.

Employees

CLX Investment Company, Inc. had one employee Robert McCoy, the Company’s Interim Chief Executive Officer, Secretary and Treasurer during the year ended September 30, 2007.  On November 1, 2007, the Company accepted the resignation from Robert McCoy as the Company’s Interim Chief Executive Officer. Mr. McCoy will continue to serve as Secretary, Treasurer and a member of the Board of Directors. Effective on the same date to fill the vacancy created by Mr. McCoy’s resignation, the Company appointed Vera Leonard as the Company’s Chief Executive Officer and President. The Company and Ms. Leonard are currently in the processes of finalizing an employment agreement; however, as of the date hereof there is not a written employment agreement in place.

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

Code of Ethics and Audit Committee Charter

The Board of Directors of the Company adopted a Code of Ethics and an Audit Committee Charter

The Code of Ethics applies to our directors, principal executive officers, principle financial officer, principal accounting officer or controller, or persons performing similar functions. The code of ethics is designed to deter wrongdoing and to promote:

•

Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•

Full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with, or submits to, the Securities and Exchange Commission ("SEC") and in other public communications made by the Company;

•

Compliance with applicable governmental laws, rules and regulations;

•

The prompt internal reporting of violations of the Code; and

•

Accountability for adherence to the Code.

The Board of Directors monitors the actions of the Company’s officers and directors to ensure compliance with the Code of Ethics.  Violations are brought to the attention of the Chairman and or appropriate government agencies, as necessary and appropriate.

CLX Investment Company’s code of ethics was filed as an exhibit to the Company’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007 filed on August 14, 2007.

The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's Board of Directors and report the result of its activities to the Board.  Such responsibilities shall include but not be limited to the selection, and if necessary the replacement of, the Company's independent auditors; the review and discussion with such independent auditors and the Company's internal audit department  (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included  in  the  Company's  annual  report  on Form 10-KSB. CLX Investment Company’s audit committee charter was filed as an exhibit to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005 filed on December 29, 2005.

ITEM 2.

DESCRIPTION OF PROPERTY

The Company presently maintains it offices at 29970 Technology Drive, Suite 203, Murrieta, California 92563, where it shares offices space with Javelin Advisory Group, Inc. as part of a monthly administrative services contract. The contract term is month to month. Management believes that its facilities are adequate for its present business.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

PART II

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDERS MATTERS

Market Information

The Company’s Common Stock is traded on the OTCBB (Over-The-Counter Bulletin Board) under the symbol “CLXN”. The following table sets forth the trading history of the Common Stock on the Bulletin Board for each quarter from September 30, 2005 to September 30, 2007, as reported by Dow Jones Interactive. The quotations reflect inter-dealer prices without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ending	Quarterly High	Quarterly Low	Quarterly Close
9/30/2005	0.08	0.01	0.05
12/31/2005	0.03	0.03	0.03
3/31/2006	0.02	0.02	0.02
6/30/2006	0.02	0.02	0.02
9/30/2006	0.008	0.008	0.009
12/31/2006	0.007	0.007	0.007
3/31/2007	0.008	0.007	0.007
6/30/2007	0.008	0.007	0.008
9/30/2007	0.013	0.011	0.013

Holders of record

As of September 30, 2007 there were approximately 582 shareholders of the Company’s common stock.

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

During the year ended September 30, 2007, the Company issued 50,000 shares of restricted common stock to Arthur Stone, a former director, in exchange for extending a promissory note payable.  The Company issued 50,000,000 shares of common stock pursuant to Section 3(a)10 of the Securities Act of 1933 under a court-ordered settlement on a $50,000 note payable.  A total of 5,300,000 restricted shares valued at $53,000 were issued to two individuals in consideration for services performed.  The Company sold 250,000 shares of restricted stock to Robert McCoy, Chairman and Chief Executive Officer of the Company, for $1,000.  The Board of Directors reviewed the transaction and determined that the terms were fair and equitable.  In addition, the Company issued a total of 30 million shares of restricted common stock to acquire 7,500,000 shares of Zonda, Inc. common stock from certain Zonda minority shareholders, including James Bickel and Patrick Edgerton, directors of the Company.  As a result of the transaction, the Company controls 46% of Zonda’s issued and outstanding common stock as of September 30, 2007.  The Company’s directors approved the purchase of Mr. Bickel and Mr. Edgerton’s common shares of Zonda and determined that the purchase price was fair, equitable, and consistent with the price paid for shares acquired in an arm’s length transaction.  Except where indicated, all shares issued during the year ended September 30, 2007 were issued in reliance on section 4(2) of the Securities Act of 1933. Subsequent to the year ended September 30, 2007, the Company acquired an additional 5% of Zonda’s common stock through the issuance of 10 million shares of the Company’s restricted common stock.  As a result, the Company presently controls 51% of Zonda’s issued and outstanding common stock.

As of September 30, 2007, CLX Investment Company, Inc had 203,660,668 shares of common stock outstanding.

ITEM 6.

MANAGEMENTS DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-KSB.

Plan of Operation

On September 13, 2004, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation (“BDC”) as defined under the Investment Act of 1940. In anticipation of the election to become a BDC, the Company changed its name to CLX Investment Company, Inc. on September 1, 2004 to properly reflect the nature of its business. On April 2, 2007, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a BDC as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On May 30, 2007, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC, and on May 30, 2007, a Notification of Withdrawal was filed with the Securities and Exchange Commission which formally withdrew the BDC election.

On October 15, 2007, the Company entered into a Stock Purchase Agreement with the Oleksiewicz Family Trust (“Seller”), pursuant to which the Company purchased from the Seller one million two hundred fifty thousand (1,250,000) shares of common stock of Zonda, Incorporated. The purchase resulted in an increase in the Company’s total equity position in Zonda, Incorporated to fifty one percent (51%). The purchase price for the acquisition consisted of ten million (10,000,000) shares of the Company’s common stock.

With this recent acquisition of a majority percentage of Zonda, CLX's business strategy is focused on the acquisition of innovative medical diagnostic technologies that are ideally suited for further development, regulatory approval and distribution in the United States. Zonda's medical diagnostic tests, which are based upon enzymatic detection technology, are expected to be just one area of focus for CLX, and management is seeking additional innovative products as potential acquisitions.

Administrative Services Agreement

On June 1, 2006, the Company entered into an agreement with Javelin Advisory Group, Inc. to furnish the Company with office facilities, equipment, clerical and record keeping services.  Javelin Advisory Group, Inc. will perform or oversee the performance of the Company’s required administrative services.  Under the terms of the contract, Javelin will be compensated a monthly fee of $12,500. The contract expired June 1, 2007 and the Company is currently on a month to month basis with Javelin Advisory Group and has not renewed this management agreement.

Liquidity and Capital Resources

The Company’s financial statements present an impairment in terms of liquidity. As of September 30, 2007 the Company had $723,727 in current liabilities, which exceeded current assets by $643,084.  The Company has accumulated $2,468,172 of net operating losses through September 30, 2007, which may be used to reduce taxes in future years through 2027. The use of these losses to reduce future income taxes will depend on the generation of sufficient taxable income prior to the expiration of the net operating loss carry forwards.  The potential tax benefit of the net operating loss carry forwards have been offset by a valuation allowance of the same amount. The Company has not yet established revenues to cover its operating costs.  The Company’s strategy during the year ending September 30, 2008 consist of remaining focused on the acquisition of innovative medical diagnostic technologies that are ideally suited for further development, regulatory approval and distribution in the United States.  Management believes the Company will soon be able to generate revenues to assist in covering its operating costs through the acquisition of Zonda, Incorporated.  In the event Zonda, Incorporated does not sustain cash flow positive operations and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Result of Operations

Revenues

For the year ended September 30, 2007 and September 30, 2006, CLX Investment Company reported no revenues.

Expenses

Total expenses were $397,089 for the year ended September 30, 2007 compared to total expenses of $398,399 for the year ended September 30, 2006.  Current period operating expenses consisted principally of $271,211 in administrative and professional fees and $53,000 in compensation expense.

Other Income/(Expense)

Other income/(expense) for the year ended September 30, 2007 was ($14,277) as compared to $93,934 for the year ended September 30, 2006.  Current period other income consisted principally of $90,829 in stock received as payment on receivable previously written off that is associated with stock received as settlement on a defaulted loan to ActionView International and other expenses consisted principally of $52,240 in settlement costs related to debt reduction of $50,000 and $49,722 in minority interest loss related to ownership position in Zonda.

Net Loss

For the year ended September 30, 2007 the Company had a net loss of $411,365, or approximately ($0.003) per share compared to a net loss of $304,465 or approximately ($0.006) per share for the year ended September 30, 2006.

ITEM 7.

FINANCIAL STATEMENTS

See the financial statements annexed to this report.

ITEM 8.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 22, 2007, CLX Investment Company, Inc. dismissed HJ Associates & Consultants, LLP as independent auditors for the Company. The decision to dismiss HJ Associates & Consultants, LLP and to seek new independent auditors was approved by the Company’s Board of Directors.

The reports of HJ Associates & Consultants, LLP on the Company’s financial statements for the fiscal years ended September 30, 2006 and 2005 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  In connection with the audits of the Company’s financial statements for the fiscal years ended September 30, 2006 and 2005 and from September 30, 2006 through June 22, 2007, (1) there were no disagreements with HJ Associates & Consultants, LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope and procedure which, if not resolved to the satisfaction of HJ Associates & Consultants, LLP, would have caused HJ Associates & Consultants, LLP to make reference to the matter in its report and (2) there were no “reportable events” as that term is defined in Item 304 of Regulation S-K promulgated under the Securities Exchange Act of 1934 (“Item 304”).

On June 25, 2007, the Company engaged Gruber & Company, LLC as the Company's independent accountant to audit the Company’s financial statements and to perform reviews of interim financial statements. Neither the Company nor anyone acting on its behalf consulted with Gruber & Company, LLC regarding (i) either the application of any accounting principles to a specific completed or contemplated transaction of the Company, or the type of audit opinion that might be rendered by Gruber & Company, LLC on the Company's financial statements; or (ii) any matter that was either the subject of a disagreement with HJ Associates & Consultants, LLP or a reportable event with respect to HJ Associates & Consultants, LLP.

ITEM 8A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the our management as of a date within 90 days of the filing date of this Annual Report on Form 10-KSB, our principal executive officer and principal financial officer have concluded our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 are effective to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

ITEM 8B.

OTHER INFORMATION

In August 2007, Vera Leonard was hired as CEO of Zonda, Incorporated (“Zonda”) and in November 2007, appointed as CEO of CLX Investment Company, Inc.  Also in October 2007, CLX acquired majority ownership (51%) of Zonda. At this time, management of CLX deemed certain matters concerning Zonda to be material in nature and thus worthy of disclosure in this report.

Shortly after closing the funding agreement for Zonda, CLX became aware that in 1987, Robert F. Hird, an executive of Zonda had received five years probation during which period he was barred by the FDA from participation in the manufacture of medical devices. In 1994 Mr. Hird was found guilty of regulatory violations and sentenced to federal prison. While this incident preceded Mr. Hird's involvement with Zonda and was not related to the HandiLab products, chemistry or technology, the discovery was considered to present a possible additional hurdle for Zonda products requiring FDA clearance. However, CLX management believed that the potential contribution the Chlamydia product could offer to the healthcare industry and the ownership of the intellectual property provided sufficient benefit to warrant going forward with the project. At this time, CLX held a 20% equity interest in Zonda. As a condition of continued funding of Zonda, CLX required that Mr. Hird resign from Zonda.

The HandiLab Chlamydia product was approved for CE marking and has been sold in the European Union (EU) since November 2004.  Zonda intends to commence extensive clinical trials in the first quarter of 2008.  These trials constitute the first step in the FDA approval process. If the product fails to meet the performance standards expected the FDA approval process may be delayed.

Zonda is in the process of negotiating its contract manufacturing agreement.  It is possible that Zonda may not successfully complete the negotiations with its current manufacturer and may have a disruption in supply while it secures the services of an alternate manufacturer.

The CE certificate under which the HandiLab Chlamydia product is sold into the European Union countries expired on November 22, 2007.  The responsible Notified Body has extended the certification until February 22, 2008, by which time the CE certification must be transferred to Zonda or a new CE certificate must be issued.  Zonda is working with a regulatory consulting firm and expects to meet the February 22 deadline.  It is possible, however, that unforeseen circumstances would intervene and Zonda would miss the deadline.  If that were to happen, sales of the HandiLab Chlamydia product in EU countries would cease and existing products recalled until the CE certificate was renewed.

PART III.

ITEM 9.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company as of December 3, 2007 are as follows:

Name	Age	Position
Vera Leonard	63	President and Chief Executive Officer
Robert McCoy	63	Chairman of the Board of Directors, Secretary and Treasurer
James Bickel	69	Director
Patrick Edgerton	62	Director

The business experience of each of the persons listed above is as follows:

Vera Leonard, President and Chief Executive Officer – Ms. Leonard has considerable successful experience in leadership positions with major medical manufacturing and distribution companies. From 1999 to 2003 Ms. Leonard served as vice president of U.S. sales for Quidel Corporation, a Nasdaq listed company that specializes in rapid, point-of care diagnostic tests, Ms. Leonard led negotiations on agreements that added approximately $8 million in annual revenue and helped to grow revenues from $32 million to $51 million in 3 years. She delivered an unprecedented 6 consecutive quarters of financial performance that met or exceeded expectations and saved more than $1,500,000 annually for the company from renegotiations of growth incentive plan, implementation of net pricing strategy and elimination of GPO administration fees. Under Ms. Leonard’s leadership, the company received awards for outstanding sales performance and distribution partnering from industry-leading distributors 3 years in a row and 4 years total. She restructured the sales and support organization to establish standards of performance, goal-driven compensation plan, territory-level budget and forecast management while developing individuals for promotion to levels of greater responsibility and leadership. From 2004 to 2005 Ms. Leonard served as director of vendor relations for Henry Schein, Inc., a Fortune 500 distributor of medical and dental supplies to office-based practices worldwide. In this position, she launched 6 new products; negotiated semi-exclusive distribution rights on three innovative new products; designed a product launch template that was adopted for standard use by the entire medical marketing team; negotiated an exclusive special pricing agreement on market-leading product to maximize competitive conversions; and completed an in-depth pricing analysis by vendor, sales division and SKU to assess pricing strategies and assure competitive positioning while maximizing profitability. From 2005 to 2007 Ms. Leonard served as President of Vera Leonard, Inc., an alliance that provides business consulting, leadership development, sales training and executive coaching to individuals and corporations.  Previous to these positions, Ms. Leonard served as sales representative, sales manager, regional sales manager, and national sales manager for medical manufacturing and distribution companies where she developed an extensive firsthand knowledge of the medical supply field. These companies ranged from start-ups to major U.S. and international firms.

Robert McCoy, Chairman of the Board of Directors, Secretary and Treasurer –  Mr. McCoy is an experienced senior executive.  As president of Marquis Elevator, Inc. from 1975 to 1990, he built and later sold the largest independent elevator company in Nevada.  Subsequent to selling Marquis Elevator, Mr. McCoy was the General Manager of Canyon Investments, Inc. in Las Vegas, NV from 1990 to 1996.  Since 1996, Mr. McCoy served as Facilities Manager for the Church of Jesus Christ of Latter Day Saints, responsible for 487,000 square feet of facilities in the Las Vegas area.  In addition to his work for CLX, Mr. McCoy is on the Board of Directors of GRTEX Capital, Inc. and Franchise Capital Corporation, Inc. Mr. McCoy served on the Board of Directors of Sovereign Exploration Associates International Inc. during 2005. Mr. McCoy is a graduate of the University of Tennessee.

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

Patrick Edgerton, Director - From 1984 to 1997 Mr. Edgerton served as vice president of various positions for McKesson, vice president of credit (1984 to 1995); vice president of chain development (1995 to 1996); and vice president of national accounts (1996 to 1997); he negotiated and prepared supply contracts for major drug companies, bringing in over $500 million of new business in one year.  From 2000 to 2004, Mr. Edgerton served as chief executive officer of Sun Drug, Inc., a retail drug business, and had previously spent two decades in a variety of positions for McKesson Corporation, a Fortune 15 healthcare services and information technology company, culminating in the position of vice president of national accounts.  In this role, Mr. Edgerton managed customers purchasing in excess of $1 billion annually and called on major food and drug chains to secure new business.    Mr. Edgerton owns and has served as President and CEO of Edgerton Consulting since 1997.  Edgerton Consulting provides consulting for business solutions in finance, marketing acquisitions, corporate restructuring, and general business practices.  In October 2005, Mr. Edgerton was appointed as vice president of European/United States operations of Zonda, Incorporated, a portfolio investment of CLX Investment Company, Inc., and since February 2006, he has served as Zonda's Chairman of the Board of Directors.

Meetings

During the year ended September 30, 2007 the Board of Directors met informally on 8 occasions, all actions were taken by resolution of unanimous consent in lieu of board meetings.

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

Based solely on review of copies of such forms received by the Company, or written representations from certain reporting persons that no Forms 5 were required for such persons, CLX Investment Company believes its executive officers, directors and ten percent (10%) shareholders complied with all Section 16(a) filing requirements applicable to them through the fiscal year ended September 30, 2007.

ITEM 10.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table contains compensation data for our named executive officers for the fiscal years ended September 30, 2007 and 2006.

Summary Compensation Table

	Annual Compensation				Long Term Compensation
				Other	Awards
Name and Principal Position	Year	Salary	Bonus	Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options	All Other Compensation
Bob McCoy(1)	2006	$22,000	$-0-	$-0-	--	--	--
Interim Chief Executive Officer, Secretary and Treasurer	2007	$12,000	$-0-	$-0-	--	--	--

(1) Mr. McCoy was named Interim Chief Executive Officer and Interim Chief Compliance Officer on May 15, 2006. On March 12, 2007, Mr. McCoy was named Secretary and Treasurer. On November 1, 2007, the Company accepted the resignation from Robert McCoy as the Company’s Interim Chief Executive Officer. Mr. McCoy will continue to serve as Secretary, Treasurer and a member of the Board of Directors. Effective on the same date to fill the vacancy created by Mr. McCoy’s resignation, the Company appointed Vera Leonard as the Company’s Chief Executive Officer and President.

Compensation of Directors

Our directors are compensated $2,000 each per month for services provided as a Director.  Our directors received no other consideration in exchange for their services to the company, nor did they perform any service that would fall outside the scope of their duties as directors.

Employment Agreements

CLX Investment Company, Inc. had one employee Robert McCoy, the Company’s Interim Chief Executive Officer, Secretary and Treasurer during the year ended September 30, 2007.  On November 1, 2007, the Company accepted the resignation from Robert McCoy as the Company’s Interim Chief Executive Officer. Mr. McCoy will continue to serve as Secretary, Treasurer and a member of the Board of Directors. Effective on the same date to fill the vacancy created by Mr. McCoy’s resignation, the Company appointed Vera Leonard as the Company’s Chief Executive Officer and President. The Company and Ms. Leonard are currently in the processes of finalizing an employment agreement; however, as of the date hereof there is not a written employment agreement in place.

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

ITEM 11.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTER

The following table sets forth information, to the best knowledge of the Company, as of November 21, 2006 with respect to each person known by CLX Investment Company, Inc. to own beneficially more than 5% of the outstanding Common Stock, each director and officer, and all directors and officers as a group.

Name and Address(1)	Number of Shares Beneficially Owned	Class	Percentage of Class (2)
Vera Leonard President and Chief Executive Officer 17317 Stedman Circle Dallas, TX 75252	5,000,000	Common	2%
Robert McCoy Secretary, Treasurer and Chairman of the Board of Directors 10829 Sterling Forest Avenue Las Vegas, NV 89135	500,000	Common	*
James Bickel Director 903 Redwood Drive Danville, CA 94506	10,250,000	Common	5%
Patrick Edgerton Director 971 Fairway Park Incline Village, NV 89450	2,666,666	Common	1%
All directors and executive officers (4 persons)	18,416,666	Common	9%
Sequoia International, Inc Leeward Hwy, Providenciales Turks & Caicos Islands	(3)	Common	(3)
*Denotes less than 1%

(1) Unless indicated otherwise, the address for each of the above listed is c/o CLX Investment Company, Inc at 29970 Technology Drive, Suite 203, Murrieta, California 92563.

(2) The above percentages are based on 213,660,668 shares of common stock outstanding as of December 3, 2007.

(3) Shares issued to Sequoia are held in an escrow account to prevent the resale without consent of CLX Investment Company.  Further, while the shares are in escrow, the shares are voted by the CLX Board of Directors.  Since Sequoia has neither the right to vote the shares nor the right to dispose of them, Sequoia does not meet the technical definition of beneficial ownership of the escrow shares.  Were Sequoia to be considered the beneficial owner, Sequoia would control 22,888,800 shares, which is approximately 11% of the Company’s issued and outstanding common stock.  The address listed for Sequoia is that of its registered U.S. agent for service.

ITEM 12.

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

The Company executed a note payable on June 21, 2005 with Arthur Stone, a member of the board of directors for $10,000.  The note bears interest at ten percent (10%) per annum and was due on June 21, 2006.  During the year ended September 30, 2007 the principal and interest was repaid in full.

The Company issued 20 million shares of restricted common stock to acquire 2,500,000 shares of Zonda, Inc. common stock from James Bickel and Patrick Edgerton, directors of the Company.  As a result of the transaction, the Company controls 46% of Zonda’s issued and outstanding common stock as of September 30, 2007.  The Company’s directors approved the purchase of Mr. Bickel and Mr. Edgerton’s common shares of Zonda and determined that the purchase price was fair, equitable, and consistent with the price paid for additional Zonda shares acquired in an arm’s length transaction.

Line of Credit

As of September 30, 2007, the Company had received $204,489 under a credit line provided by Sequoia International, Inc.  The line of credit is for $200,000 and bears interest at 8% per annum.  The line and accrued interest are due on April 1, 2009.  Sequoia could be deemed an affiliated entity by virtue of 22,888,800 shares of common stock being held in escrow for their benefit; though, since Sequoia can neither liquidate nor vote such shares, they are not deemed to be beneficial owners of the stock.  The Company received the unanimous consent of the Board of Directors prior to accepting the credit line from Sequoia.

Note Payable

On September 6, 2006, the Company issued a note payable to Stone Investment Group in the amount of $50,000.  The note bore interest at the rate of 10% per annum with interest payable monthly and principal due and payable on March 6, 2007.  Stone Investment Group is partially owned and controlled by Arthur Stone, a Director of the Company. The Company received the unanimous consent of the Board of Directors prior to accepting the loan from Stone Investment Group.  The loan and accrued interest was subsequently sold by Stone Investment Group to Sequoia International, Inc., who accepted 50,000,000 shares of common stock issued under Section 3(a)10 of the Securities Act of 1933 as settlement on the obligation.

ITEM 13.         EXHIBITS

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Amendment to the articles of incorporation, dated December 15, 1977	*
3.3	Amendment to the articles of incorporation, dated June 4, 1991	*
3.4	Amendment to the articles of incorporation, dated March 26, 1993	*
3.5	Amendment to the articles of incorporation, dated August 30, 2004	*
3.6	By-laws	*
14	Code of Ethics	***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted December 7, 2004	**

* Incorporated by reference from CLX Investment Company’s Annual Report on Form 10-K/A for the Fiscal Year Ended September 30, 2005 filed on June 19, 2006.

** Incorporated by reference from CLX Investment Company’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005 filed on December 29, 2005.

*** Incorporated by reference from CLX Investment Company’s Annual Report on Form 10-QSB for the Quarter Ended June 30, 2007 filed on August 14, 2007.

ITEM 14.

PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Audit Fees

The aggregate fees billed by the Company's auditors for the professional services rendered in connection with the audit of the Company's annual financial statements for fiscal 2007 and reviews of the financial statements included in the Company's Forms 10-KSB for fiscal 2006 were approximately $15,000 and  $20,600 , respectively.

Audit Related Fees

None

Tax Fees

None

All Other Fees

The aggregate fees billed by the Company's auditors for all other non-audit services rendered to the Company, such as attending meetings and other miscellaneous financial consulting in fiscal 2007 and 2006 were $0 and $0, respectively.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act. The Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CLX INVESTMENT COMPANY, INC.

By:/s/ Vera Leonard Vera Leonard Chief Executive Officer

Dated: December 28,  2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert McCoy
Robert McCoy	Chairman of the Board of Directors	December 28, 2007

/s/ James Bickel
James Bickel	Director	December 28, 2007

/s/ Patrick Edgerton
Patrick Edgerton	Director	December 28, 2007

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Vera Leonard, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of CLX Investment Company, Inc.;

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

Date: December 28, 2007	By: /s/ Vera Leonard
Vera Leonard, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF PRINCIPAL ACCOUNTING OFFICER

I, Robert McCoy, certify that:

(1)   I have reviewed this annual report on Form 10-KSB of CLX Investment Company;

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

Date: December 28, 2007	By: /s/ Robert McCoy
Robert McCoy, Treasurer (Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-KSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Vera Leonard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Vera Leonard

Vera Leonard

Chief Executive Officer

December 28, 2007

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of CLX Investment Company, Inc. (the “Company”) on Form 10-KSB for the period ending September 30, 2007, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Robert McCoy, Treasurer (Principal Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1)

the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy

Robert McCoy

Treasurer (Principal Accounting Officer)

December 28, 2007

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

September 30, 2007 and 2006

C O N T E N T S

Report of Independent Registered Public Accounting Firm

F-3

Balance Sheets

F-4

Statements of Operations

F-5

Statements of Stockholders’ Equity (Deficit)

F-6

Statements of Cash Flows

F-7

Notes to the Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

THE BOARD OF CLX Investment Company, Inc.:

We have audited the accompanying balance sheets of CLX Investment Company, Inc. as of September 30, 2007 and 2006, and the related statements of operations, stockholders equity and cash flows for the period then ended.  These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CLX Investment Company, Inc. as of September 30, 2007 and the results of its’ operations and its’ stockholders equity and  cash flows for the period then ended  in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred material losses, has a negative current ratio, and Stockholders Equity. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount ands classification of liabilities that may result should the Company be unable to continue as a going concern.

/s/ Gruber & Company, LLC

Gruber & Company, LLC

Saint Louis, Missouri

December 14, 2007

CLX Investment Company, Inc. Balance Sheet ASSETS
September 30, 2007
(Audited)
Current Assets
Cash	$395
Marketable securities	80,248
Total Current Assets	80,643

Other Assets
Receivable from related party	722,455
Investment in related party	356,098
Total Other Assets	1,078,553
Total Assets	$1,159,196
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$309,454
Interest payable	15,316
Current portion of Notes Payable	190,000
Line of credit	204,489
Total Current Liabilities	719,259
Commitments and Contingencies	-
Total Liabilities	719,259
Stockholders' Equity
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 203,660,668 shares issued and outstanding	2,036,606
Comprehensive unrealized gain	4,468
Additional paid in capital	867,035
Retained deficit	(2,468,172)
Total Stockholders' Equity	439,937
Total Liabilities and Stockholders' Equity	$1,159,196
Net Asset Value per share	$0.0037

The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Operations (Audited)
	For Year Ended Ended September 30,
	2007	2006

Expenses
General & administrative	$12,528	$58,313
Accounting fees	27,423	26,830
Administrative fees	150,000	134,476
Compensation	53,000	53,673
Investor relations	32,926	61,258
Professional fees	121,211	63,849
Total expenses	397,088	398,399
Loss from Operations	(397,088)	(398,399)
Other Income (Expense)
Settlement costs	(52,240)	-
Interest income	36,045	97,611
Interest expense	(27,433)	(24,298)
Derivative gain	-	98,185
Loss on marketable securities	(34,558)	(79,964)
Minority interest loss	(49,722)	-
Gain on extinguishment of debt	22,802	-
Stock received as payment on receivable previously written off	90,829	2,400
Total Other Income (Expense)	(14,277)	93,934
Net Income (Loss)	$(411,365)	$(304,465)
Net Income (Loss) Per Share	$(0.003)	$(0.006)
Weighted Average Shares Outstanding	191,736,421	124,488,800
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc.
Statements of Stockholders' Equity
					Comprehensive	Additional	Retained
	Preferred Stock		Common Stock		Unrealized	Paid-in	Earnings
	Shares	Amount	Shares	Amount	Gain	Capital	(Deficit)
Balance, September 30,2004	-	$-	1,601,115	$16,011	$-	$649,188	$(687,698)
Stock issued on conversion of debentures, November 2004 through September 2005	-	-	9,358,283	93,583	-	(23,583)	-
Beneficial Conversion Expense related to Convertible Debentures	-	-	-	-	-	342,170	-
Common Stock issued for extinguishments of debt	-	-	1,336,898	13,369	-	(3,369)	-
Stock issued for cash sale, January 2005 through September 2005	-	-	35,583,758	355,838	-	(58,738)	-
Preferred Stock issued February 1, 2005	9,000,000	90,000	-	-	-	-	-
Restricted stock issued for cash on February 1, 2005	-	-	4,010,692	40,107	-	(25,107)	-
Cancel preferred stock	(7,650,000)	(76,500)	-	-	-	-	-
Cancel preferred stock and issue restricted common	(1,250,000)	(12,500)	1,671,122	16,711	-	(4,211)	-
Net Loss for period ended September 30, 2005	-	-	-	-	-	-	(1,064,644)
Balance, September 30, 2005	100,000	1,000	53,561,868	535,619	-	876,350	(1,752,342)
Cancel preferred stock	(100,000)	(1,000)			-	1,000	-
Stock issued on conversion of debentures	-	-	22,348,800	223,488	-	236,303	-
Stock issued for cash	-	-	42,150,000	421,500	-	(35,140)	-
Net Loss for period ended September 30, 2006	-	-	-	-	-	-	(304,465)
Balance, September 30, 2006 (audited)	-	-	118,060,668	1,180,607	-	1,078,513	(2,056,807)
Stock issued for cash	-	-	250,000	2,500	-	8,622	-
Restricted stock issued for extension of loan	-	-	50,000	500	-	(100)	-
Stock issued on settlement of debt	-	-	50,000,000	500,000	-	(220,000)
Restricted stock issued for compensation	-	-	5,300,000	53,000	-	-	-
Restricted stock issued for acquisition	-	-	30,000,000	300,000	-	-	-
Comprehensive Unrealized Gain	-	-	-	-	4,468	-	-
Net Loss for period ended September 30, 2007	-	-	-	-	-	-	(411,365)
Balance, September 30, 2007 (audited)	-	$-	203,660,668	$2,036,607	$4,468	$867,035	$(2,468,172)
The accompanying notes are an integral part of these financial statements.

CLX Investment Company, Inc. Statements of Cash Flows (Audited)
	For the Year Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(411,365)	$(304,465)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Loss on marketable securities	34,558	97,488
Stock issued for compensation	53,000	(98,633)
Derivative gain	-	-
Settlement costs	52,240	-
Gain on extinguishment of debt	(22,802)	-
Minority interest loss	49,722	-
Comprehensive unrealized gain	4,468	-
Changes in Operating Assets and Liabilities:
(Decrease) increase in accrued expense	(23,325)	35,569
Increase in accounts payable	165,546	102,172
Net Cash Provided by (Used in) Operating Activities	(97,958)	(167,869)
Cash Flows from Investing Activities:
Proceeds from sale of investments and marketable securities	252,627	-
Advances on line of credit	(252,957)	(499,161)
Stock received as payment on receivable previously written off	(90,829)	2,400
Net Cash Used by Investing Activities	(91,159)	(496,761)
Cash Flows from Financing Activities:
Proceeds from issuance of common stock	11,122	383,960
Minority interest	49,722	-
Proceeds from credit line	140,489	53,000
Payments made on Notes Payable	(20,000)	50,000
Net Cash (Used in) Provided by from Financing Activities	181,333	486,960
Decrease in Cash	(7,784)	(177,670)
Cash and Cash Equivalents at Beginning of Period	8,179	185,849
Cash and Cash Equivalents at End of Period	$395	$8,179
Cash Paid For:
Interest	$17,928	$-
Non-Cash Investing and Financing Activities:
Stock issued for acquisition	$300,000	$228,288
Stock issued to settle debt obligations	$280,400	$-
The accompanying notes are an integral part of these financial statements.

CLX INVESTMENT COMPANY, INC.

Notes to the Financial Statements

September 30, 2007 and 2006

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

On September 13, 2004, the Company filed with the Securities and Exchange Commission to become a Business Development Corporation (“BDC”) as defined under the Investment Act of 1940.  As a BDC, the Company made several investments into private companies including eStrategy Solutions, Inc., an online government training company, ActionView, Inc., an electronic billboard advertising company, and Zonda, Inc., a medical diagnostic company.

On October 2, 2006, the Company received repayment on credit line and accrued interest due from eStrategy Solutions, Inc. (“ESS”) which totaled $189,233.  The Company also agreed to sell its stock position in ESS to John R. Matthews, President of ESS, in exchange for $62,080.  As of September 30, 2007, the Company’s sole investment consisted of a 46% interest in Zonda, Inc. and 3,086,428 shares of ActionView stock which are being held for sale.

On April 2, 2007, the Board of Directors unanimously approved the proposal to withdraw the Company’s election to be treated as a business development company (“BDC”) as soon as practicable so that it could begin conducting business as an operating company rather than as a business development company subject to the Investment Company Act.  On May 30, 2007, the holders of a majority of the outstanding shares of the Company’s common stock approved the proposal to withdraw the Company’s election to be treated as a BDC, and on May 30, 2007, a Notification of Withdrawal was filed with the Securities and Exchange Commission.  The change in the Company’s status eliminated the Company’s ability to utilize the “fair value” method of accounting for subsidiaries that is required of investment companies (see below).  In addition, certain financial statement disclosures such as the Statement of Changes in Net Assets and the Schedule of Investments are no longer required or applicable.

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

Effect

As an operating company, the Company must consolidate its financial statements with subsidiaries, thus eliminating the fair value reporting required by BDCs. As a result, in accordance with FAS 154, the accompanying financial statements have been presented on an operating and consolidated basis for all periods presented on a retrospective basis.  As of September 30, 2007, the Company operated as a holding company for a controlling interest in one company: Zonda, Inc.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit as of September 30, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern

b)

Revenue Recognition

The Company recognizes income and expense on the accrual basis of accounting.  The fair value of stock received as consideration for extending financing agreements was recognized as interest income at the time such shares were received.  Subsequent fluctuations in the value of such shares are recorded as unrealized investment gains and losses.  Zonda, Inc. recognizes income as product is shipped on bona-fide purchase orders.

c)

Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of September 30, 2007 the company had $395 in cash.

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

e)      Fixed Assets

None

f)

Basic Loss Per Share

The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the financial statements. Fully diluted loss per share is not presented as any common stock equivalents are anti-dilutive in nature. Common stock equivalents consisting of convertible debt and preferred stock have not been included in the calculation of loss per share.

	2007	2006
Loss from operations	$(411,365)	$(304,465)
Profit (Loss) from discontinued operations	$-	$-
Loss per share
Loss from operations	$(0.003)	$(0.006)
Loss from discontinued operations	-	-
Total loss per share	$(0.003)	$(0.006)
Weighted Average Number of Shares Outstanding	191,736,421	124,488,800

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

Net deferred tax assets consist of the following components as of September 30, 2006 and 2007:

	2007	2006
Deferred tax assets:
NOL Carryover	$338,553	$211,308
Deferred tax liabilities:
Valuation allowance	(338,553)	(211,308)
Net deferred tax asset	$-	$-

At September 30, 2007, the Company had net operating loss carryforwards of approximately $2,400,000 that may be offset against future taxable income from the years 2008 through 2026.  No tax benefit has been reported in the September 30, 2006 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount. Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

h)

Recent Accounting Pronouncements

During the year ended September 30, 2007, the Company adopted the following accounting pronouncements:

SFAS No. 152 -- In December 2004, FASB issued SFAS 152 “Accounting for Real Estate Time-Sharing Transactions—an amendment of FASB Statements No. 66 and 67”. This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The Company’s adoption of SFAS 152 did not have any impact on the Company’s financial statements.

SFAS No. 151 -- In November 2004, the FASB issued SFAS 151 “Inventory Costs—an amendment of ARB No. 43”. This Statement amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage).  Paragraph 5 of ARB 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and re-handling costs may be so abnormal as to require treatment as current period charges. . . .”  This Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.”  In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company’s adoption of SFAS 151 did not have any impact on the Company’s financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company issued 20 million shares of restricted common stock to acquire 2,500,000 shares of Zonda, Inc. common stock from James Bickel and Patrick Edgerton, directors of the Company.  As a result of the transaction, the Company controls 46% of Zonda’s issued and outstanding common stock as of September 30, 2007.  The Company’s directors approved the purchase of Mr. Bickel and Mr. Edgerton’s common shares of Zonda and determined that the purchase price was fair, equitable, and consistent with the price paid for additional Zonda shares acquired in an arm’s length transaction.

Line of Credit

As of September 30, 2007, the Company had received $204,489 under a credit line provided by Sequoia International, Inc.  The line of credit is for $200,000 and bears interest at 8% per annum.  The line and accrued interest are due on April 1, 2009.  Sequoia could be deemed an affiliated entity by virtue of 22,888,800 shares of common stock being held in escrow for their benefit; though, since Sequoia can neither liquidate nor vote such shares, they are not deemed to be beneficial owners of the stock.  The Company received the unanimous consent of the Board of Directors prior to accepting the credit line from Sequoia.

Note Payable

On September 6, 2006, the Company issued a note payable to Stone Investment Group in the amount of $50,000.  The note bore interest at the rate of 10% per annum with interest payable monthly and principal due and payable on March 6, 2007.  Stone Investment Group is partially owned and controlled by Arthur Stone, a Director of the Company. The Company received the unanimous consent of the Board of Directors prior to accepting the loan from Stone Investment Group.  During the year ended September 30, 2007, the Company repaid $10,000.  The loan and accrued interest was sold by Stone Investment Group to Sequoia International, Inc., who accepted 50,000,000 shares of common stock issued under Section 3(a)10 of the Securities Act of 1933 as settlement on the obligation.  In connection with the settlement, the Company recorded $52,240 in settlement costs which represented the value of the stock issued in excess of the face value of the debt.

NOTE 3 – MARKETABLE SECURITIES

Marketable securities consist of 3,086,428 remaining shares of ActionView International, Inc. common stock received as settlement on a line of credit extended in prior years.  The Company received a total of 9,082,852 shares valued at $90,829 based on ActionView share price of $.01 at the time of receipt.  As of September 30, 2007 the shares had a market value of $.026 per share resulting in $80,247 in marketable securities. The value of the shares received was recorded as gain since the credit line had previously been written off as uncollectible.  Fluctuations in the Actionview share price are recorded as comprehensive unrealized gains and losses on the balance sheet.  The Company also sold 1,285,700 shares of Actionview stock received in prior periods as consideration for loan fee.  The Company recorded a loss of $34,558 on the sale of Actionview stock at prices below the value recorded on the date of receipt.

NOTE 4 – OTHER ASSETS

Other assets include a line of credit extended to Zonda, Inc. and an investment in Zonda.  The credit line of $722,455 earns interest at 8% per annum and is currently due, though no demand for payment has been made.  Of the total receivable from Zonda, $45,779 represents accrued interest.  The investment consists of cash and stock valued at $105,820 to acquire the initial 31% interest in Zonda, plus the value of an additional 30 million shares issued to purchase another 15%, bringing the total percentage of Zonda’s stock held by the Company to 46% as of September 30, 2007.  As of September 30, 2007, the Company has recorded a total investment including cash and stock of $356,098.  The Company has also recorded $49,721 in minority interest losses allocated to the Company from Zonda.

NOTE 5 – NOTE PAYABLE

During the year ended September 30, 2006, the Company eliminated all of its convertible debentures by restructuring $200,000 of its convertible debentures into a promissory note payable.  The Promissory note is due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.   During the year ended September 30, 2007, the Company paid $10,000 against the note, leaving a balance due at September 30, 2007 of $190,000.  In connection with the restructuring the convertible debentures, a balance of $22,802 representing accrued interest was forgiven by the debt holder.  The Company recorded the forgiveness of the interest as Gain on Extinguishment of Debt.

NOTE 6 - EQUITY TRANSACTIONS

Common Stock:

During the year ended September 30, 2007, the Company issued 50,000 shares of restricted common stock to Arthur Stone, a former director, in exchange for extending a promissory note payable.  The Company issued 50,000,000 shares of common stock pursuant to Section 3(a)10 of the Securities Act of 1933 under a court-ordered settlement on a $50,000 note payable (see Note 2 above).  A total of 5,300,000 restricted shares valued at $53,000 were issued to two individuals in consideration for services performed.  The Company sold 250,000 shares of restricted stock to Robert McCoy, Chairman and Chief Executive Officer of the Company, for $1,000.  The Board of Directors reviewed the transaction and determined that the terms were fair and equitable.  In addition, the Company issued a total of 30 million shares of restricted common stock to acquire 7,500,000 shares of Zonda, Inc. common stock from certain Zonda minority shareholders, including James Bickel and Patrick Edgerton, directors of the Company.  As a result of the transaction, the Company controls 46% of Zonda’s issued and outstanding common stock as of September 30, 2007.  The Company’s directors approved the purchase of Mr. Bickel and Mr. Edgerton’s common shares of Zonda and determined that the purchase price was fair, equitable, and consistent with the price paid for shares acquired in an arm’s length transaction.  Except where indicated, all shares issued during the year ended September 30, 2007 were issued in reliance on section 4(2) of the Securities Act of 1933.

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

NOTE 7 - GOING CONCERN

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the relation of assets and liquidation of liabilities in the normal course of business. The Company has generated a loss of $411,365 for the year ended September 30, 2007.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As of September 30, 2007, the Company’s current liabilities exceed current assets and the Company has been dependent upon financing to continue operations.  The ability of the Company to continue as a going concern is dependant upon its ability to obtain sources of financing such that it may commence profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 8 - SUBSEQUENT EVENTS

Subsequent to the year ended September 30, 2007, the Company acquired an additional 5% of Zonda’s common stock through the issuance of 10 million shares of the Company’s restricted common stock.  As a result, the Company presently controls 51% of Zonda’s issued and outstanding common stock.  Also subsequent to September 30, 2007, the Company loaned an additional $62,598 to Zonda, bringing the total amount due under the line of credit to $785,053.