Form 10QSB
period 2007-12-31
CLX INVESTMENT COMPANY, INC.
filed 2008-02-14
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended December 31, 2007	Commission File Number 0-9392
CLX INVESTMENT COMPANY, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
29970 Technology Drive, Suite 203 Murrieta, CA	92563
(Address of principal executive offices)	(Zip Code)
(951) 677-6735 Issuer's telephone number, including area code N/A (Registrant's Former Name and Address)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months

(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for

the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at February 11, 2008
Common Stock, $0.01 par value	220,035,668 shares

Transitional Small Business Disclosure Format (check one):  Yes ☒    No ☐

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX INVESTMENT COMPANY, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2007

CLX Investment Company, Inc. Consolidated Balance Sheet ASSETS
December 31, 2007
(Unaudited)
Current Assets
Cash	$14,703
Accounts receivable	7,132
Inventory	20,562
Marketable securities	10,933
Total Current Assets	53,330

Property and Equipment, net of depreciation	1,871

Other Assets
Deposits	6,520
Total Other Assets	6,520
Total Assets	$61,721
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$453,100
Interest payable	45,683
Current portion of Notes Payable	190,000
Line of credit	390,224
Total Current Liabilities	1,079,007
Minority Interest	59,354
Total Liabilities	1,138,361
Stockholders' Equity
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 214,785,668 shares issued and outstanding	2,147,856
Additional paid in capital	401,315
Comprehensive unrealized loss	(35,810)
Retained deficit	(3,590,001)
Total Stockholders' Equity	(643,212)
Total Liabilities and Stockholders' Equity	$61,721

The accompanying notes are an integral part of these consolidated financial statements.

CLX Investment Company, Inc. Consolidated Statements of Operations (Unaudited)
	For Three Months Ended Ended December 31,
	2007	2006
Income
Sales	$9,975	$59,619
Interest income	-	217
Total Income	9,975	59,836

Cost of Sales	1,214	19,563

Gross Income	8,761	40,273
Expenses
General & administrative	35,741	18,663
Accounting fees	36,685	-
Administrative fees	37,500	37,500
Commission and fees	-	5,659
Consulting	41,514	15,000
Depreciation	233
Investor relations	11,643	7,643
Marketing and promotions	9,931	6,862
Professional fees	87,548	38,363
Rent expense	10,400	6,000
Salaries and wages	76,082	25,466
Total expenses	347,277	161,156
Loss from Operations	(338,516)	(120,883)
Other Income (Expense)
Interest expense	(8,701)	(5,671)
Loss on investments	-	(17,675)
Gain on extinguishment of debt	50,000	-
Total Other Income (Expense)	41,299	(23,346)
Total Income (Loss)	(297,217)	(144,229)
Minority Loss	57,026
Net Income (Loss)	$(240,191)	$(144,229)
Net Income (Loss) Per Share	$(0.001)	$(0.001)
Weighted Average Shares Outstanding	206,231,320	118,310,668

The accompanying notes are an integral part of these consolidated financial statements.

CLX Investment Company, Inc. Consolidated Statements of Cash Flows (Unaudited)
	For the Three Months Ended December 31,
	2007	2006
Cash Flows from Operating Activities:
Net Loss	$(240,192)	$(144,229)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Stock issued for compensation	9,000	-
Decrease (increase) in Inventory	1,213	(8,174)
Deposits	(2,520)	-
Depreciation	233	-
Minority loss	(57,026)	-
Changes in Operating Assets and Liabilities:
(Decrease) increase in accrued expense	4,889	(9,119)
Decrease (increase) in accounts receivable	1,988	(5,232)
(Decrease) increase in accounts payable	59,483	(47,127)
Net Cash Provided by (Used in) Operating Activities	(222,932)	(213,881)
Cash Flows from Investing Activities:
Loss on securities	-	17,675
Realized gain on marketable securities	29,037	-
Proceeds from sale of investment	-	251,016
Net Cash Used by Investing Activities	29,037	268,691
Cash Flows from Financing Activities:
Proceeds from credit line	185,735	-
Proceeds from issuance of common stock	-	2,000
Payments made on Notes Payable	-	(37,000)
Net Cash (Used in) Provided by from Financing Activities	185,735	(35,000)
Increase (decrease) in Cash	(8,160)	19,810
Cash and Cash Equivalents at Beginning of Period	22,862	29,918
Cash and Cash Equivalents at End of Period	$14,702	$49,728
Cash Paid For:
Interest	$3,832	$14,767
Non-Cash Investing and Financing Activities:
Unrealized comprehensive loss	$40,278	$-
Stock issued for acquisition	$100,000	$-
The accompanying notes are an integral part of these consolidated financial statements.

CLX INVESTMENT COMPANY, INC.

Notes to the Consolidated Financial Statements

December 31, 2007 and 2006

NOTE 1 - NATURE OF ORGANIZATION

This summary of significant accounting policies of CLX Investment Company, Inc. is presented to assist in understanding the Company's consolidated financial statements. The consolidated financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

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

Effect

As an operating company, the Company must consolidate its financial statements with subsidiaries, thus eliminating the fair value reporting required by BDCs. As a result, in accordance with FAS 154, the accompanying financial statements have been presented on an operating and consolidated basis for all periods presented on a retrospective basis.  As of

December 31, 2007, the Company operated as a holding company for a controlling interest in one company, Zonda, Inc., of which it owns 51%.  Accordingly, the accompanying consolidated financial statements consolidate the operations of CLX and Zonda as a majority-owned subsidiary.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit as of December 31, 2007.  These factors raise substantial doubt about the Company’s ability to continue as a going concern

b)

Revenue Recognition

The Company recognizes income and expense on the accrual basis of accounting.  The fair value of stock received as consideration for extending financing agreements was recognized as interest income at the time such shares were received.  Subsequent fluctuations in the value of such shares are recorded as unrealized investment gains and losses.  Revenues for the quarter ended December 31, 2007 include the result of operations for Zonda, Incorporated, a majority owned subsidiary of the Company. Zonda, Incorporated markets and distributes medical diagnostic devices and recognizes income as product is shipped on bona-fide purchase orders.

c)

Cash

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. As of December 31, 2007 the company had $14,703 in cash.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company previously issued 20 million shares of restricted common stock to acquire 2,500,000 shares of Zonda, Inc. common stock from James Bickel and Patrick Edgerton, directors of the Company.  As a result of the transaction, the Company controlled 46% of Zonda’s issued and outstanding common stock as of September 30, 2007.  The Company’s directors approved the purchase of Mr. Bickel and Mr. Edgerton’s common shares of Zonda and determined that the purchase price was fair, equitable, and consistent with the price paid for additional Zonda shares acquired in an arm’s length transaction.  In October 2007, the Company acquired an additional 5% of Zonda’s common stock from the majority shareholders of Zonda through the issuance of 10 million shares of the Company’s restricted common stock.  As a result, as of December 31, 2007, the Company controls 51% of Zonda’s issued and outstanding common stock.

NOTE 3 – MARKETABLE SECURITIES

Marketable securities consist of 5,206,336 remaining shares of ActionView International, Inc. common stock received as settlement on a line of credit extended in prior years.  The Company received a total of 9,082,852 shares valued at $90,829 based on ActionView share price of $.01 at the time of receipt.  As of December 31, 2007 the shares had a market value of $.002 per share resulting in $10,933 in marketable securities. Fluctuations in the Actionview share price are recorded as comprehensive unrealized gains and losses on the balance sheet.

NOTE 4 – NOTES PAYABLE

During the year ended September 30, 2006, the Company eliminated all of its convertible debentures by restructuring $200,000 of its convertible debentures into a promissory note payable, of which $190,000 remains due and payable.  The Promissory note was due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.

Line of Credit

As of December 31, 2007, the Company had received $390,244 under a credit line provided by Sequoia International, Inc.  The line and accrued interest are due on April 1, 2009 and bear interest at the rate of eight percent (8%) per annum.

NOTE 5 - EQUITY TRANSACTIONS

During the quarter ended December 31, 2007, the Company issued 1,125,000 shares of restricted common stock for services valued at $11,250.  The Company relied on section 4(2) of the Securities Act of 1933 in making the sales of securities.

In October 2007, the Company acquired an additional 5% of Zonda’s common stock from the majority shareholders of Zonda through the issuance of 10 million shares of the Company’s restricted common stock.  As a result, as of December 31, 2007, the Company controls 51% of Zonda’s issued and outstanding common stock.

NOTE 6 - GOING CONCERN

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As of December 31, 2007, the Company’s current liabilities exceed current assets and the Company has been dependent upon financing to continue operations.  The ability of the Company to continue as a going concern is dependent upon its ability to obtain sources of financing such that it may commence profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to the quarter ended December 31, 2007, the Company issued 5,250,000 shares of restricted common stock for services valued at $15,750.  The Company relied on section 4(2) of the Securities Act of 1933 in making the sales of securities.

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

On October 15, 2007, the Company entered into a Stock Purchase Agreement with the Oleksiewicz Family Trust (“Seller”), pursuant to which the Company purchased from the Seller one million two hundred fifty thousand (1,250,000) shares of common stock of Zonda, Incorporated, a Nevada Corporation. The purchase results in an increase in the Company’s total equity position in Zonda, Incorporated to fifty one percent (51%). The purchase price for the acquisition consisted of ten million (10,000,000) shares of the Company’s common stock.

During the quarter ended December 31, 2007, the Company accepted the resignation from Robert McCoy as the Company’s Interim Chief Executive Officer. Mr. McCoy will continue to serve as Secretary, Treasurer and a member of the Board of Directors. Effective on the same date to fill the vacancy created by Mr. McCoy’s resignation, the Company appointed Vera Leonard as the Company’s Chief Executive Officer and President. The Company and Ms. Leonard are currently in the processes of finalizing an employment agreement; however, as of the date hereof there is not a written employment agreement in place.

RESULTS OF OPERATIONS

Three months ended December 31, 2007 compared to three months ended December 31, 2006.

Revenues

During the three months ended December 31, 2007, the Company reported revenues of $9,975 for the three months ended December 31, 2007 compared to $59,836 for the three months ended December 31, 2006. The current period revenues were generated from the sale of the Zonda, Incorporated’s medical diagnostic testing product line.  The decrease in sales is attributed to a halt in sales in the European market due to the compliance requirement of KEMA that all distributor product labels be approved before sales can be made.

Operating Expenses

Total operating expenses were $347,277 for the quarter ended December 31, 2007 compared to total operating expenses of $161,156 for the quarter ended December 31, 2006.  Current period operating expenses consisted principally of $205,144 in consulting, professional fees and salaries and $109,926 in administrative and accounting fees.

Other Income / (Expense)

Other income/(expense) for the quarter ended December 31, 2007 was $41,299 as compared to ($23,346) for the quarter ended December 31, 2006.  Current period other income consisted principally of $50,000 in gain on extinguishment of debt associated with the value of shares of common stock issued to satisfy delinquent payables.

Net Loss

During the quarter ended December 31, 2007, the Company experienced a net loss in the amount of $240,191 or approximately ($0.001) per share compared to a net loss of $144,229 or approximately ($0.001) per share for the same period in 2006.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated $3,590,001 in losses through December 31, 2007, which may be used to reduce taxes in future years through 2027.

As of December 31, 2007, the Company had total cash and current assets of $53,330 and current liabilities of $1,079,007.  As of December 31, 2007, the Company has a promissory note in the amount of $190,000 payable on demand and bears interest at the rate of eight percent (8%) per annum.  In addition, as of December 31, 2007, the Company has received $390,224 under a line of credit provided by Sequoia International, Inc. The line of credit bears interest at eight percent (8%) per annum. The line of credit and accrued interest are due on April 1, 2009. The Company requires additional capital to meet its operating requirements. The Company has not yet established revenues to cover its operating costs.  The Company’s strategy during the year ending September 30, 2008 consist of remaining focused on the acquisition of innovative medical diagnostic technologies that are ideally suited for further development, regulatory approval and distribution in the United States.  Management believes the Company will soon be able to generate revenues to assist in covering its operating costs through the sale of Zonda, Incorporated’s medical diagnostic testing product line.  In the event Zonda, Incorporated does not sustain cash flow positive operations and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

RISKS RELATED TO OUR BUSINESS

We Have Historically Lost Money and Losses May Continue in the Future

We have historically lost money.   The loss for the 2007 fiscal year was $411,365 and future losses are likely to occur.  Accordingly, we may experience significant liquidity and cash flow problems if we are not able to raise additional capital as needed and on acceptable terms.  No assurances can be given we will be successful in reaching or maintaining profitable operations.

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

There is Substantial Doubt About Our Ability to Continue as a Going Concern Due to Recurring Losses and Working Capital Shortages, Which Means that We May Not Be Able to Continue Operations Unless We Obtain Additional Funding

The report of our independent accountants on our September 30, 2007 financial statements include an explanatory paragraph indicating that there is substantial doubt about our ability to continue as a going concern due to recurring losses and working capital shortages.  Our ability to continue as a going concern will be determined by our ability to obtain additional funding.  Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We Could Fail to Retain or Attract Key Personnel

Our future success depends in significant part on the continued services of Vera Leonard, our Chief Executive Officer.  We cannot assure you we would be able to find an appropriate replacement for key personnel.  Any loss or interruption of our key personnel's services could adversely affect our ability to develop our business plan.  We have no employment agreements or life insurance on Ms. Leonard.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the specified time periods.  As of the end of the period covered by this report, Vera Leonard, our chief executive officer and Robert McCoy, our treasurer evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Ms. Leonard and Mr. McCoy concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings. There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the quarter ended December 31, 2007, the Company acquired an additional 5% of Zonda’s common stock through the issuance of 10 million shares of the Company’s restricted common stock.  As a result, the Company presently controls 51% of Zonda’s issued and outstanding common stock. The shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act and/or Regulation D of the Securities Act Rules.

During the quarter ended December 31, 2007, the Company issued 1,125,000 shares of restricted common stock for services valued at $11,250.  The Company relied on section 4(2) of the Securities Act of 1933 in making the sales of securities.

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

Dated: February 13, 2008
/s/ Vera Leonard
Vera Leonard
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

Date: February 13, 2008	By: /s/ Vera Leonard Vera Leonard, Chief Executive Officer

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

Date: February 13, 2008	By: /s/ Robert McCoy Robert McCoy, Treasurer (Principle Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vera Leonard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Vera Leonard Vera Leonard Chief Executive Officer February 13, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Investment Company, Inc. (the "Company") on Form 10-QSB for the period ending December 31, 2007, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Treasurer (Principle Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Treasurer (Principle Accounting Officer) February 13, 2008