Form 10QSB
period 2008-03-31
CLX MEDICAL, INC.
filed 2008-05-15
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended March 31, 2008	Commission File Number 0-9392
CLX MEDICAL, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
29970 Technology Drive, Suite 203 Murrieta, CA	92563
(Address of principal executive offices)	(Zip Code)
(951) 677-6735 Issuer's telephone number, including area code CLX Investment Company, Inc. (Registrant's Former Name and Address)

 Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at May 12, 2008
Common Stock, $0.01 par value	470,035,668 shares

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX MEDICAL, INC.

FINANCIAL STATEMENTS

MARCH 31, 2008

CLX Medical, Inc. Consolidated Balance Sheet ASSETS
March 31, 2008
(Unaudited)
Current Assets
Cash	$10,158
Accounts receivable	7,132
Inventory	20,561
Marketable securities	10,022
Total Current Assets	47,873

Property and Equipment, net of depreciation	1,871

Other Assets
Deposits	6,520
Total Other Assets	6,520
Total Assets	$56,264
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$477,314
Interest payable	56,910
Current portion of Notes Payable	190,000
Line of credit	486,963
Total Current Liabilities	1,211,187
Minority Interest	110,480
Total Liabilities	1,321,667
Stockholders' Equity (Deficit)
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 250,035,668 shares issued and outstanding	2,500,356
Additional paid in capital	232,441
Comprehensive unrealized loss	(35,810)
Retained deficit	(3,962,390)
Total Stockholders' Equity (Deficit)	(1,265,403)
Total Liabilities and Stockholders' Equity (Deficit)	$56,264
The accompanying notes are an integral part of these consolidated financial statements.

CLX Medical, Inc. Consolidated Statements of Operations (Unaudited)
	For Six Months Ended March 31,		For Three Months Ended March 31,
	2008	2007	2008	2007
Income
Sales	$12,644	$132,269	$2,669	$72,433
Total Income	12,644	132,269	2,669	72,433

Cost of Sales	6,578	44,602	5,364	25,039

Gross Income	6,066	87,667	(2,695)	47,394

Expenses
General & administrative	36,453	29,972	712	11,309
Accounting fees	48,053	21,342	11,368	21,342
Administrative fees	75,000	75,000	37,500	37,500
Commission and fees	16,000	7,770	16,000	2,111
Consulting	77,441	22,633	35,927	7,633
Depreciation	233	1,229	-	1,229
Investor relations	22,419	11,872	10,776	4,229
Marketing and promotions	9,931	22,817	-	15,955
Professional fees	166,045	66,712	78,497	28,349
Rent expense	19,601	12,000	9,201	6,000
Travel and entertainment	18,399	-	18,399	-
Salaries and wages	147,167	69,046	71,085	43,580
Total expenses	636,742	340,393	289,465	179,237
Loss from Operations	(630,676)	(252,726)	(292,160)	(131,843)
Other Income (Expense)
Interest expense	(19,929)	(11,779)	(11,228)	(6,108)
Loss on investments	-	(49,251)	-	(49,251)
Settlement costs	(69,000)	-	-	-

Gain on extinguishment of debt	50,000	-	-	-
Gain on sale of investments	-	10,755	-	28,430
Total Other Income (Expense)	(38,929)	(50,275)	(11,228)	(26,929)
Total Income (Loss)	(669,605)	(303,001)	(303,388)	(158,772)
Minority Loss	105,987	43,883	-	-
Net Income (Loss)	$(563,618)	$(259,118)	$(303,388)	$(158,772)
Net Income (Loss) Per Share	$(0.003)	$(0.002)	$(0.003)	$(0.001)
Weighted Average Shares Outstanding	250,035,668	118,310,668	43,804,348	-
The accompanying notes are an integral part of these consolidated financial statements.

CLX Medical, Inc. Consolidated Statements of Cash Flows (Unaudited)
	For the Six Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(563,618)	$(303,001)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized loss on marketable securities	40,278	-
Stock issued for compensation	24,750	-
Unrealized loss on investment	-	49,251
Decrease (increase) in Inventory	1,214	(10,020)
Deposits	(2,520)	-
Depreciation	232	1,229
Gain on extinguishment of debt	(50,000)	-
Minority loss	(105,987)	-
Settlement costs	69,000	-
Changes in Operating Assets and Liabilities:
(Decrease) increase in accrued expense	16,116	(7,486)
Decrease (increase) in accounts receivable	1,988	(27,682)
(Decrease) increase in accounts payable	83,699	56,246
Net Cash Provided by (Used in) Operating Activities	(484,848)	(241,463)
Cash Flows from Investing Activities:
Proceeds from sale of investment and marketable securities	39,670	251,016
Net Cash Used by Investing Activities	39,670	251,016
Cash Flows from Financing Activities:
Proceeds from credit line	432,474	20,000
Proceeds from issuance of common stock	-	2,000
Payments made on Notes Payable	-	(55,000)
Net Cash (Used in) Provided by from Financing Activities	432,474	(33,000)
Increase (decrease) in Cash	(12,704)	(23,447)
Cash and Cash Equivalents at Beginning of Period	22,862	29,918
Cash and Cash Equivalents at End of Period	$10,158	$6,471
Cash Paid For:
Interest	$3,832	$19,445
Non-Cash Investing and Financing Activities:
Stock issued for acquisition	$100,000	$-
Stock issued to settle debt obligations	$150,000	$-
The accompanying notes are an integral part of these consolidated financial statements.

CLX MEDICAL, INC.

Notes to the Consolidated Financial Statements

March 31, 2008

NOTE 1 - NATURE OF ORGANIZATION

The accompanying unaudited interim consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q of Regulation S-K. They may not include all information and footnotes required by United States generally accepted accounting principles for complete financial statement disclosure. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended September 30, 2007, included in the Company’s form 10-KSB filed with the Securities and Exchange Commission.  The unaudited interim consolidated financial statements should be read in conjunction with those financial statements included in the Form 10-KSB. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending September 30, 2008.

This summary of significant accounting policies of CLX Medical, Inc. and its subsidiary is presented to assist in understanding the Company's consolidated financial statements. The unaudited consolidated interim financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements. As of March 31, 2008, the Company operated as a holding company for a controlling interest in one company, Zonda, Inc., of which it owns 51%. Accordingly, the accompanying consolidated financial statements consolidate the operations of CLX Medical, Inc. and Zonda as a majority-owned subsidiary.

Organization and Business Activities

CLX Medical, Inc. (“the Company” or “CLXN”) was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Up until September 1, 2004 the Company engaged in only one industry segment and line of business; the acquisition, exploration, development and operation of oil and gas properties for its own account.

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

On April 8, 2008, shareholders of the Company elected to change the Company’s corporate name to CLX Medical, Inc., to adequately reflect the Company’s current business model.

As of March 31, 2008, the Company operated as a holding company for a controlling interest in one company, Zonda, Inc., of which it owns 51%.  Accordingly, the accompanying consolidated financial statements consolidate the operations of CLX and Zonda as a majority-owned subsidiary.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit as of March 31, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company previously issued 20 million shares of restricted common stock to acquire 2,500,000 shares of Zonda, Inc. common stock from James Bickel and Patrick Edgerton, directors of the Company.  As a result of the transaction, the Company controlled 46% of Zonda’s issued and outstanding common stock as of September 30, 2007.  The Company’s directors approved the purchase of Mr. Bickel and Mr. Edgerton’s common shares of Zonda and determined that the purchase price was fair, equitable, and consistent with the price paid for additional Zonda shares acquired in an arm’s length transaction.  In October 2007, the Company acquired an additional 5% of Zonda’s common stock from the majority shareholders of Zonda through the issuance of 10 million shares of the Company’s restricted common stock.  As a result, as of March 31, 2008, the Company controls 51% of Zonda’s issued and outstanding common stock.

NOTE 3 – MARKETABLE SECURITIES

Marketable securities consist of 5,206,336 remaining shares of ActionView International, Inc. common stock received as settlement on a line of credit extended in prior years.  The Company received a total of 9,082,852 shares valued at $90,829 based on ActionView share price of $.01 at the time of receipt.  As of March 31, 2008 the shares had a market value of $.002 per share resulting in $10,022 in marketable securities. Fluctuations in the Actionview share price are recorded as comprehensive unrealized gains and losses on the balance sheet.

NOTE 4 – NOTES PAYABLE

During the year ended September 30, 2006, the Company eliminated all of its convertible debentures by restructuring $200,000 of its convertible debentures into a promissory note payable, of which $190,000 remains due and payable.  The Promissory note was due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.  No demand for payment had been made as of March 31, 2008.

Line of Credit

As of March 31, 2008, the Company had received $426,963 under a credit line provided by Sequoia International, Inc.  The line and accrued interest are past due and bear interest at the rate of eight percent (8%) per annum.

NOTE 5 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2008, the Company issued 5,250,000 shares of restricted common stock for services valued at $15,750.  The Company relied on section 4(2) of the Securities Act of 1933 in issuing the securities.

During the quarter ended March 31, 2008, the Company entered into a court-ordered settlement for satisfaction of a past due amount of $150,000 payable under the line of credit. The Company agreed to settle by issuing a total of 250 million shares of its common stock.  These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  As of March 31, 2008, the Company issued a total of 30 million shares. As a result of this transaction, the Company recorded settlement costs of $69,000 representing the difference between the amount of debt and the value of the securities issued.

On December 7, 2007, the Company issued 1,125,000 shares of restricted common stock for services valued at $9,000.  The Company relied on section 4(2) of the Securities Act of 1933 in issuing the securities.

In October 2007, the Company acquired an additional 5% of Zonda’s common stock from the majority shareholders of Zonda through the issuance of 10 million shares of the Company’s restricted common stock.  As a result, as of March 31, 2008, the Company controls 51% of Zonda’s issued and outstanding common stock.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to the quarter ended March 31, 2008, the Company issued 220 million shares of common stock pursuant to the court order settlement as discussed in Note 5 above. The shares were permitted under Section 3(a)10 of the Securities Act of 1933, see Note 5.

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

Item 2. Management’s Discussion and Analysis or Plan of Operation

General

CLX Medical, Inc. (“the Company” or “CLXN”) was incorporated on December 12, 1977 under the laws of the State of Colorado as Calvin Exploration Company, Inc. to engage in any lawful activity as shall be appropriate under laws of the State of Colorado. The Company was organized to engage in on-shore oil and gas exploration, development and production in the continental United States. The Company's oil and gas activities concentrated primarily in Colorado, Kansas, Oklahoma and Wyoming. In 1993 the name of the Company was changed to CLX Energy, Inc. Up until September 1, 2004 the Company engaged in only one industry segment and line of business; the acquisition, exploration, development and operation of oil and gas properties for its own account.

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

On April 8, 2008, shareholders of the Company elected to change the Company’s corporate name to CLX Medical, Inc., to adequately reflect the Company’s current business model.

RESULTS OF OPERATIONS

Three months ended March 31, 2008 compared to three months ended March 31, 2007.

Revenues

During the three months ended March 31, 2008, the Company reported revenues of $2,669 for the three months ended March 31, 2008 compared to $72,433 for the three months ended March 31, 2007. The current period revenues were generated from the sale of the Zonda, Incorporated’s medical diagnostic testing product line.  The decrease in sales is attributed to a halt in sales in the European market due to the compliance requirement of KEMA that all distributor product labels be approved before sales can be made.

Operating Expenses

Total operating expenses were $289,465 for the quarter ended March 31, 2008 compared to total operating expenses of $179,237 for the quarter ended March 31, 2007.  Current period operating expenses consisted principally of $185,509 in consulting, professional fees and salaries and $48,868 in administrative and accounting fees.

Other Income / (Expense)

Other income/(expense) for the quarter ended March 31, 2008 was $(11,228) as compared to ($26,929) for the quarter ended March 31, 2007.  Current period other income consisted of $11,228 in interest expense associated with the outstanding note payable and line of credit.

Net Loss

During the quarter ended March 31, 2008, the Company experienced a net loss in the amount of $303,388 or approximately ($0.003) per share compared to a net loss of $158,772 or approximately ($0.001) per share for the same period in 2007.

Six months ended March 31, 2008 compared to six months ended March 31, 2007.

Revenues

During the six months ended March 31, 2008, the Company reported revenues of $12,644 for the six months ended March 31, 2008 compared to $132,269 for the six months ended March 31, 2007. The current period revenues were generated from the sale of the Zonda, Incorporated’s medical diagnostic testing product line.  The decrease in sales is attributed to a halt in sales in the European market due to the compliance requirement of KEMA that all distributor product labels be approved before sales can be made.

Operating Expenses

Total operating expenses were $636,742 for the six months ended March 31, 2008 compared to total operating expenses of $340,393 for the six months ended March 31, 2007.  Current period operating expenses consisted principally of $390,653 in consulting, professional fees and salaries and $123,053 in administrative and accounting fees.

Other Income / (Expense)

Other income/(expense) for the six months ended March 31, 2008 was $(38,929) as compared to ($50,275) for the six months ended March 31, 2007.  Current period other expense consisted principally of $69,000 in settlement costs associated with the issuance of common stock to satisfy the past due amount of $150,000 payable under the line of credit.

Net Loss

During the six months ended March 31, 2008, the Company experienced a net loss in the amount of $563,618 or approximately ($0.003) per share compared to a net loss of $259,118 or approximately ($0.002) per share for the same period in 2007.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated $3,962,390 in losses through March 31, 2008, which may be used to reduce taxes in future years through 2028.

As of March 31, 2008, the Company had total cash and current assets of $47,873 and current liabilities of $1,211,187.  As of March 31, 2008, the Company has a promissory note in the amount of $190,000 payable on demand and bears interest at the rate of eight percent (8%) per annum.  In addition, as of March 31, 2008, the Company has received $486,963 under a line of credit provided by Sequoia International, Inc. The line of credit is past due and bears interest at eight percent (8%) per annum. The Company requires additional capital to meet its operating requirements. The Company has not yet established revenues to cover its operating costs.  The Company’s strategy during the year ending September 30, 2008 consist of remaining focused on the acquisition of innovative medical diagnostic technologies that are ideally suited for further development, regulatory approval and distribution in the United States.  Management believes the Company will soon be able to generate revenues to assist in covering its operating costs through the sale of Zonda, Incorporated’s medical diagnostic testing product line.  In the event Zonda, Incorporated does not sustain cash flow positive operations and if suitable financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

Patents and Intellectual Property

The healthcare industry has traditionally placed considerable importance on obtaining and maintaining patent and trade secret protection for significant new technologies, products and processes. We are actively pursuing patents for our technologies, which are considered novel and patentable. However, no assurance can be given that patents will be issued to us pursuant to our patent applications in the U.S. and abroad or that a patent portfolio will provide us with a meaningful level of commercial protection.

We are currently in negotiation with the developers of Zonda’s diagnostic products to acquire complete ownership of all intellectual property related to our diagnostic technology. There can be no assurance that such ownership will be obtainable on commercially reasonable terms. To the extent such efforts are successful, we may be required to obtain licenses in order to exploit certain of our product strategies and avoid a material adverse effect on our business.

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

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”), and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of March 31, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Item 3(T). CONTROLS AND PROCEDURES

Evaluation of and Report on Internal Control over Financial Reporting

The management of CLX Medical, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of March 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

This quarterly report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting.  Management’s report is not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.

Other Information

Item 1. Legal Proceedings

None

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company issued 5,250,000 shares of restricted common stock for services valued at $15,750.  The Company relied on section 4(2) of the Securities Act of 1933 in making the sales of securities.

During the quarter ended March 31, 2008, the Company entered into a court-ordered settlement for satisfaction of a past due amount of $150,000 payable under the line of credit. The Company agreed to settle by issuing a total of 250 million shares of its common stock.  These shares will be issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  As of March 31, 2008, the Company issued a total of 30 million shares.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

On April 8, 2008, a Special Meeting of the Company’s shareholders was held where the following action was taken by a majority vote of shareholders:

To amend the Company's Articles of Incorporation to change the name of the corporation to CLX Medical, Inc.

Item 5. Other Information

None

Item 6. Exhibits

The following exhibits are filed as part of this statement:

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*

3.2	Amendment to the articles of incorporation, dated December 15, 1977	*
3.3	Amendment to the articles of incorporation, dated June 4, 1991	*
3.4	Amendment to the articles of incorporation, dated March 26, 1993	*
3.5	Amendment to the articles of incorporation, dated August 30, 2004	*
3.6	By-laws	*
3.7	Amendment to the articles of incorporation, dated April 10, 2008	****
14	Code of Ethics	***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted December 7, 2004	**

* Incorporated by reference from CLX Medical, Inc.’s Annual Report on Form 10-K/A for the Fiscal Year Ended September 30, 2005 filed on June 19, 2006.

** Incorporated by reference from CLX Medical, Inc.’s Annual Report on Form 10-K for the Fiscal Year Ended September 30, 2005 filed on December 29, 2005.

*** Incorporated by reference from CLX Medical, Inc.’s Annual Report on Form 10-QSB for the Quarter Ended June 30, 2007 filed on August 14, 2007.

**** Incorporated by reference from CLX Medical, Inc.’s Current Report on Form 8-K filed on April 21, 2008.

SIGNATURE PAGE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2008
/s/ Vera Leonard
Vera Leonard
Chief Executive Officer

EXHIBIT 31.1

SECTION 302

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

I, Vera Leonard, certify that:

(1)   I have reviewed this quarterly report on Form 10-QSB of CLX Medical, Inc.;

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

Date: May 15, 2008	By: /s/ Vera Leonard Vera Leonard, Chief Executive Officer

EXHIBIT 31.2

SECTION 302

CERTIFICATION OF PRINCIPLE ACCOUNTING OFFICER

I, Robert McCoy, certify that:

(1)   I have reviewed this quarterly report on Form 10-QSB of CLX Medical, Inc.;

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

Date: May 15, 2008	By: /s/ Robert McCoy Robert McCoy, Treasurer (Principle Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Medical, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vera Leonard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Vera Leonard Vera Leonard Chief Executive Officer May 15, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Medical, Inc. (the "Company") on Form 10-QSB for the period ending March 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Treasurer (Principle Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Treasurer (Principle Accounting Officer) May 15, 2008