Form 10QSB
period 2008-06-30
CLX MEDICAL, INC.
filed 2008-08-14
CIK 317438

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549 FORM 10-QSB PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter Ended June 30, 2008	Commission File Number 0-9392
CLX MEDICAL, INC. (Exact Name of Registrant as Specified in Its Charter)

Colorado	84-0749623
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
29970 Technology Drive, Suite 203 Murrieta, CA	92563
(Address of principal executive offices)	(Zip Code)
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No ☒

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the last practicable date.

Class	Outstanding at August 11, 2008
Common Stock, $0.01 par value	1,575,935,668 shares

Transitional Small Business Disclosure Format (check one):  Yes ☐    No ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CLX MEDICAL, INC.
(formerly CLX Investment Company, Inc.)

FINANCIAL STATEMENTS

JUNE 30, 2008

CLX Medical, Inc.
(formerly CLX Investment Company, Inc.)
Consolidated Balance Sheet
(Unaudited)
ASSETS
June 30,
2008
Current Assets
Cash	$15,122
Accounts receivable	8,392
Inventory	20,561
Marketable securities	713
Total Current Assets	44,788

Property and equipment, net of depreciation	1,871

Other Assets
Deposits	6,520
Total Other Assets	6,520
Total Assets	$53,179
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$709,006
Interest payable	72,650
Current portion of Notes Payable	190,000
Line of credit	626,950
Total Current Liabilities	1,598,606
Total Liabilities	1,598,606
Minority Interest	225,440
Stockholders' Equity (Deficit)
Common stock, authorized 1,980,000,000 shares, $0.01 par value, 575,341,223 shares issued and outstanding	5,753,412
Additional paid in capital	(2,518,750)
Stock payable	44,000
Comprehensive unrealized loss	(32,924)
Retained deficit	(5,016,605)
Total Stockholders' Equity (Deficit)	(1,770,867)
Total Liabilities and Stockholders' Equity (Deficit)	$53,179
The accompanying notes are an integral part of these consolidated financial statements.

CLX Medical, Inc.
(formerly CLX Investment Company, Inc.)
Consolidated Statements of Operations
(Unaudited)

	For Nine Months Ended June 30,		For Three Months Ended June 30,
	2008	2007	2008	2007
Income
Sales	$21,736	$-	$9,092	$-
Total Income	21,736	-	9,092	-

Cost of Sales	7,448	-	870	-

Gross Income	14,288	-	8,222	-

Expenses
General & administrative	67,092	9,092	30,639	2,284
Accounting fees	52,175	22,981	4,122	2,430
Administrative fees	112,500	112,500	37,500	37,500
Commission and fees	16,000	-	-	-
Consulting	96,941	-	19,500	-
Depreciation	233	-	-	-
Investor relations	33,628	23,376	11,209	11,504
Marketing and promotions	9,931	-	-	-
Professional fees	381,610	91,516	215,565	28,699
Rent expense	34,600	-	15,000	-
Travel and entertainment	22,842	-	4,443	-
Salaries and wages	232,889	-	85,722	-
Total Expenses	1,060,441	259,465	423,700	82,417
Loss from Operations	(1,046,153)	(259,465)	(415,478)	(82,417)
Other Income (Expense)
Interest income	-	23,678	-	9,581
Interest expense	(35,669)	(19,018)	(15,740)	(7,022)
Loss on investments	-	(49,251)	-	-
Realized gain on marketable securities	-	14,693	-	3,938
Settlement costs	(692,000)	(230,000)	(623,000)	(230,000)
Gain on extinguishment of debt	50,000	-	-	-
Stock received as payment on receivable previously written off	-	113,631	-	113,631

Total Other Income (Expense)	(677,669)	(146,267)	(638,740)	(109,872)
Total Income (Loss)	(1,723,822)	(405,732)	(1,054,218)	(192,289)
Minority Loss	153,148	(7,937)	47,161	(7,937)
Net Loss	$(1,570,674)	$(413,669)	$(1,007,057)	$(200,226)
Net Loss Per Share	$(0.005)	$(0.003)	$(0.002)	$(0.002)
Weighted Average Shares Outstanding	292,006,181	118,299,313	431,906,852	118,288,690
The accompanying notes are an integral part of these consolidated financial statements.

CLX MEDICAL, INC.

(formerly CLX Investment Company, Inc.)
Consolidated Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net Loss	$(1,570,674)	$(413,669)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operations:
Unrealized loss (gain) on marketable securities	(37,392)	85,746
Realized gain on marketable securities	-	(14,693)
Financing costs	-	171,904
Stock issued for compensation	36,575	-
Gain on extinguishment of debt	(50,000)	-
Depreciation	232	-
Minority loss	(153,148)	7,937
Settlement costs	692,000	230,000
Changes in Operating Assets and Liabilities:
(Increase) decrease in:
Accounts receivable	728	-
Inventory	1,214	-
Deposits	(2,520)	-
Increase (decrease) in:
Accrued expense	31,856	(27,916)
Accounts payable	315,394	165,487
Net Cash Provided by (Used in) Operating Activities	(735,735)	204,796
Cash Flows from Investing Activities:
Proceeds from sale of investment and marketable securities	79,534	251,016
Stock received as payment on receivable previously written off	-	(113,631)
Net Cash Used by Investing Activities	79,534	137,385
Cash Flows from Financing Activities:
Proceeds (payments) from credit line	648,461	(332,407)
Payment on Notes/Debentures	-	(20,000)
Proceeds from issuance of common stock	-	2,399
Net Cash (Used in) Provided by from Financing Activities	648,461	(350,008)
Increase (decrease) in Cash	(7,740)	(7,827)
Cash and Cash Equivalents at Beginning of Period	22,862	8,179
Cash and Cash Equivalents at End of Period	$15,122	$352
Cash Paid For:
Interest	$3,832	$19,445
Non-Cash Investing and Financing Activities:
Stock issued for acquisition	$100,000	$-
Stock issued to settle debt obligations	$150,000	$-
The accompanying notes are an integral part of these consolidated financial statements.

CLX MEDICAL, INC.
(formerly CLX Investment Company, Inc.)

Notes to the Consolidated Financial Statements

June 30, 2008

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

This summary of significant accounting policies of CLX Medical, Inc. and its subsidiary is presented to assist in understanding the Company's consolidated financial statements. The unaudited consolidated interim financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. In the opinion of management, all adjustments which are necessary for a fair presentation of the consolidated financial statements have been included.  These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.  As of June 30, 2008, the Company operated as a holding company for a controlling interest in one company, Zonda, Incorporated, of which it owns 51%.  Accordingly, the accompanying consolidated financial statements consolidate the operations of CLX Medical, Inc. and Zonda, Incorporated as a majority-owned subsidiary as of June 30, 2008.

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

As of June 30, 2008, the Company operated as a holding company for a controlling interest in one company, Zonda, Inc., of which it owns 51%.  Accordingly, the accompanying consolidated financial statements consolidate the operations of CLX and Zonda, Incorporated as a majority-owned subsidiary.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred material operating losses, has continued operating cash flow deficiencies and has working capital deficit as of June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Recent accounting pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (FAS 141(R)). This Statement provides greater consistency in the accounting and financial reporting of business combinations. It requires the acquiring entity in a business combination to recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, and requires the acquirer to disclose the nature and financial effect of the business combination. FAS 141(R) is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 141(R) no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In December 2007, the FASB issued SFAS No. 160. Noncontrolling Interests in Consolidated Financial Statements (FAS 160). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. FAS 160 is effective for fiscal years beginning after December 15, 2008. We will adopt FAS 160 no later than the first quarter of fiscal 2010 and are currently assessing the impact the adoption will have on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure at fair value eligible financial instruments and certain other items that are not currently required to be measured at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We will adopt SFAS No. 159 no later than the first quarter of fiscal 2009. We are currently assessing the impact the adoption of SFAS No. 159 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS No. 158 requires company plan sponsors to display the net over- or under-funded position of a defined benefit postretirement plan as an asset or liability, with any unrecognized prior service costs, transition obligations or actuarial gains/losses reported as a component of other comprehensive income in shareholders’ equity. SFAS No. 158 is effective for fiscal years ending after December 15, 2006. We adopted the recognition provisions of SFAS No. 158 as of the end of fiscal 2007. The adoption of SFAS No. 158 did not have an effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value in generally accepted accounting principles, clarifies the definition of fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the application of SFAS No. 157 may change current practice for some entities. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We will adopt SFAS No. 157 in the first quarter of fiscal 2009. We are currently assessing the impact that the adoption of SFAS No. 157 will have on our financial position and results of operations.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48). This interpretation clarifies the application of SFAS No. 109, Accounting for Income Taxes, by defining a criterion that an individual tax position must meet for any part of the benefit of that position to be recognized in an enterprise’s financial statements and also provides guidance on measurement, derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006, but earlier adoption is permitted. The Company is in the process of evaluating the impact of the application of the Interpretation to its financial statements.

NOTE 2 – RELATED PARTY TRANSACTIONS

The Company previously issued 20 million shares of restricted common stock to acquire 2,500,000 shares of Zonda, Inc. common stock from James Bickel and Patrick Edgerton, directors of the Company.  As a result of the transaction, the Company controlled 46% of Zonda’s issued and outstanding common stock as of September 30, 2007.  The Company’s directors approved the purchase of Mr. Bickel and Mr. Edgerton’s common shares of Zonda and determined that the purchase price was fair, equitable, and consistent with the price paid for additional Zonda shares acquired in an arm’s length transaction.  In October 2007, the Company acquired an additional 5% of Zonda’s common stock from the majority shareholders of Zonda through the issuance of 10 million shares of the Company’s restricted common stock.  As a result, as of June 30, 2008, the Company controls 51% of Zonda’s issued and outstanding common stock.

NOTE 3 – MARKETABLE SECURITIES

Marketable securities consist of 475,333 remaining shares of ActionView International, Inc. common stock received as settlement on a line of credit extended in prior years.  The Company received a total of 9,082,852 shares valued at $90,829 based on ActionView share price of $.01 at the time of receipt.  As of June 30, 2008 the shares had a market value of $.0015 per share resulting in $713 in marketable securities. Fluctuations in the Actionview share price are recorded as comprehensive unrealized gains and losses on the balance sheet.

NOTE 4 – NOTES PAYABLE

During the year ended September 30, 2006, the Company eliminated all of its convertible debentures by restructuring $200,000 of its convertible debentures into a promissory note payable, of which $190,000 remains due and payable.  The Promissory note was due December 19, 2007 and bears interest at the rate of eight percent (8%) per annum.  No demand for payment had been made as of June 30, 2008.

Line of Credit

As of June 30, 2008, the Company had received $626,950 under a credit line provided by Sequoia International, Inc.  The line and accrued interest are past due and bear interest at the rate of eight percent (8%) per annum.

NOTE 5 - EQUITY TRANSACTIONS

During the quarter ended March 31, 2008, the Company agreed to settlement terms with Sequoia International, Inc. for satisfaction of a past due amount of $150,000 payable under the line of credit. The Company agreed to settle by issuing a total of 250 million shares of its common stock.  During the quarter ended March 31, 2008, the Company issued 30 million shares and during the quarter ended June 30, 2008, the Company issued a total of 220 million shares to satisfy this transaction. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. As a result of this transaction, the Company recorded settlement costs of $575,000 representing the difference between the amount of debt and the value of the securities issued. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors. As of the date of this report, all shares have been released from escrow.

During the quarter ended June 30, 2008, the Company agreed to settlement terms with Sequoia International, Inc. for satisfaction of a past due amount of $26,000 payable under the line of credit. The Company agreed to settle by issuing a total of 130 million shares of its common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  During the quarter ended June 30, 2008, the Company issued a total of 90 million shares and subsequent to the quarter ended June 30, 2008, the Company issued the remaining 40 million shares to satisfy this transaction. As a result of this transaction, the Company recorded settlement costs of $117,000 representing the difference between the amount of debt and the value of the securities issued. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors. As of the date of this report, all shares have been released from escrow.

During the quarter ended June 30, 2008, the Company issued 15,305,555 shares for services valued at $11,825.  These shares were issued under an S-8 registration statement.

NOTE 6 - AGREEMENT WITH ZONDA, INCORPORATED

As of June 30, 2008, the Company has extended a line of credit to Zonda, Incorporated in the amount of $1,058,615, including interest of $98,585.  The credit line bears interest at the rate of 8% per annum and is past due.  During the quarter ended June 30, 2008, the Company operated as a holding company for a controlling interest in Zonda, Incorporated, of which it owns 51%.  Accordingly, the accompanying consolidated financial statements consolidate the financial statements of CLX and Zonda, Incorporated as a majority-owned subsidiary.

NOTE 7 – CONSOLIDATED STATEMENT OF OPERATIONS

On October 15, 2007, the Company entered into a Stock Purchase Agreement with the Oleksiewicz Family Trust (“Seller”), pursuant to which the Company purchased from the Seller one million two hundred fifty thousand (1,250,000) shares of common stock of Zonda, Incorporated, a Nevada Corporation. The purchase results in an increase in the Company’s total equity position in Zonda, Incorporated to fifty one percent (51%). The purchase price for the acquisition consisted of ten million (10,000,000) shares of the Company’s common stock.  Accordingly, the statement of operations listed below include Zonda, Incorporated as a majority-owned subsidiary.

CLX Medical, Inc.
(formerly CLX Investment Company, Inc.)
Consolidated Statements of Operations
(Unaudited)
	For Nine Months Ended June 30,		For Three Months Ended June 30,
	2008	2007	2008	2007
Income
Sales	$21,736	$(150,976)	$9,092	$18,708
Total Income	21,736	(150,976)	9,092	18,708

Cost of Sales	7,448	79,844	870	35,241

Gross Income	14,288	(230,820)	8,222	(16,533)

Expenses
General & administrative	67,092	80,926	30,639	40,422
Accounting fees	52,175	24,075	4,122	2,734
Administrative fees	112,500	112,500	37,500	37,500
Commission and fees	16,000	7,780	-	10
Consulting	96,941	44,028	19,500	21,396
Depreciation	233	1,398	-	233

Investor relations	33,628	23,376	11,209	11,504
Marketing and promotions	9,931	4,500	-	-
Professional fees	381,610	86,639	215,565	34,928
Rent expense	34,600	18,000	15,000	6,000
Travel and entertainment	22,842	20,640	4,443	12,812
Salaries and wages	232,889	119,289	85,722	35,242
Total expenses	1,060,441	543,152	423,700	202,780
Loss from Operations	(1,046,153)	(773,972)	(415,478)	(219,313)
Other Income (Expense)
Interest income	-	23,678	-	9,581
Interest expense	(35,669)	(42,563)	(15,740)	(16,687)
Loss on investments	-	(49,251)	-	-
Realized gain on marketable securities	-	14,693	-	3,938
Settlement costs	(692,000)	(230,000)	(623,000)	(230,000)
Gain on extinguishment of debt	50,000	-	-	-
Stock received as payment on receivable previously written off	-	113,631	-	113,631
Total Other Income (Expense)	(677,669)	(169,812)	(638,740)	(119,537)
Total Income (Loss)	(1,723,822)	(943,784)	(1,054,218)	(338,851)
Minority Loss	153,148	(7,937)	47,161	(7,937)
Net Loss	$(1,570,674)	$(951,721)	$(1,007,057)	$(346,788)
Net Loss Per Share	$(0.005)	$(0.008)	$(0.002)	$(0.003)
Weighted Average Shares Outstanding	292,006,181	118,299,313	431,906,852	118,288,690

NOTE 8 - SUBSEQUENT EVENTS

At the Special Meeting of Stockholders of the Company held on July 25, 2008, a majority of the Company’s stockholders approved the proposals to increase the number of shares of capital stock that the Company is authorized to issue to five billion and approval for the Company’s Board of Directors to affect a reverse stock split of the Company’s outstanding Common Stock in a ratio of up to one-for-two thousand during the twelve month period following the date of approval of the majority stockholders and Board of Directors, without further approval or notice to the shareholders.

During the quarter ended June 30, 2008, the Company agreed to settlement terms with Sequoia International, Inc. for satisfaction of a past due amount of $26,000 payable under the line of credit. The Company agreed to settle by issuing a total of 130 million shares of its common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  During the quarter ended June 30, 2008, the Company issued a total of 90 million shares and subsequent to the quarter ended June 30, 2008, the Company issued the remaining 40 million shares to satisfy this transaction. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than

9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  As of the date of this report, all shares have been released from escrow.

Subsequent to the quarter ended June 30, 2008, the Company agreed to settlement terms with Sequoia International, Inc. for satisfaction of a past due amount of $150,000 payable under the line of credit. The Company agreed to settle by issuing a total of 950 million shares of its common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors. As of the date of this report, 565 million shares remain in escrow.

Subsequent to the quarter ended June 30, 2008, the Company issued 9,694,445 shares for services valued at $5,000. These shares were issued under an S-8 registration statement.

Subsequent to the quarter ended June 30, 2008, the Company issued 900,000 shares for services valued at $270. These shares were issued based upon the exemption from registration found in Section 4(2) of the Securities Act.

 FORWARD-LOOKING STATEMENTS

When used in this Form 10-QSB, the words "expects", "anticipates", "estimates" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.  ANY FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-QSB REFLECT MANAGEMENT'S BEST JUDGMENT BASED ON FACTORS CURRENTLY KNOWN AND INVOLVE RISKS AND UNCERTAINTIES. ACTUAL RESULTS MAY VARY MATERIALLY.

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

RESULTS OF OPERATIONS

On October 15, 2007, the Company entered into a Stock Purchase Agreement with the Oleksiewicz Family Trust (“Seller”), pursuant to which the Company purchased from the Seller one million two hundred fifty thousand (1,250,000) shares of common stock of Zonda, Incorporated, a Nevada Corporation. The purchase results in an increase in the Company’s total equity position in Zonda, Incorporated to fifty one percent (51%). The purchase price for the acquisition consisted of ten million (10,000,000) shares of the Company’s common stock.  Accordingly, the result of operations listed below include Zonda, Incorporated as a majority-owned subsidiary. Refer to Note 6 of the Company’s financial statements for the three months and nine months ended June 30, 2008.

Three months ended June 30, 2008 compared to three months ended June 30, 2007.

Revenues

During the three months ended June 30, 2008, the Company reported revenues of $9,092 for the three months ended June 30, 2008 compared to $18,708 for the three months ended June 30, 2007. The current period revenues were generated from the sale of the Zonda, Incorporated’s medical diagnostic testing product line.  The decrease in sales is attributed to a halt in sales in the European market due to the compliance requirement of KEMA that all distributor product labels be approved before sales can be made.

Operating Expenses

Total operating expenses were $423,700 for the quarter ended June 30, 2008 compared to total operating expenses of $202,780 for the quarter ended June 30, 2007.  Current period operating expenses consisted principally of $320,787 in consulting, professional fees and salaries and $68,139 in general and administrative expenses.

Other Income / (Expense)

Other income/(expense) for the quarter ended June 30, 2008 was $(638,740) as compared to $(119,537) for the quarter ended June 30, 2007.  Current period other expense consisted principally of $623,000 in settlement costs associated with the issuance of common stock to satisfy the past due amount of $176,000 payable under the line of credit.

Net Loss

During the quarter ended June 30, 2008, the Company experienced a net loss in the amount of $1,007,057 or approximately ($0.002) per share compared to a net loss of $346,788 or approximately ($0.003) per share for the same period in 2007.

Nine months ended June 30, 2008 compared to nine months ended June 30, 2007.

Revenues

During the nine months ended June 30, 2008, the Company reported revenues of $21,736 for the nine months ended June 30, 2008 compared to no sales for the nine months ended June 30, 2007. The current period revenues were generated from the sale of the Zonda, Incorporated’s medical diagnostic testing product line.

Operating Expenses

Total operating expenses were $1,060,441 for the nine months ended June 30, 2008 compared to total operating expenses of $773,972 for the nine months ended June 30, 2007. Current period operating expenses consisted principally of $711,440 in consulting, professional fees and salaries and $231,767 in general and administrative and accounting fees.

Other Income / (Expense)

Other income/(expense) for the nine months ended June 30, 2008 was $(677,669) as compared to $(169,812) for the nine months ended June 30, 2007.  Current period other expense consisted principally of $692,000 in settlement costs associated with the issuance of common stock to satisfy the past due amount of $176,000 payable under the line of credit and $50,000 in gain on extinguishment of debt associated with the value of shares of common stock issued to satisfy delinquent payables.

Net Loss

During the nine months ended June 30, 2008, the Company experienced a net loss in the amount of $1,570,674 or approximately ($0.005) per share compared to a net loss of $951,721 or approximately ($0.008) per share for the same period in 2007.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with principles of accounting applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has accumulated $5,016,605 in losses through June 30, 2008, which may be used to reduce taxes in future years through 2028.

As of June 30, 2008, the Company had total cash and current assets of $44,788 and current liabilities of $1,598,606.  As of June 30, 2008, the Company has a promissory note in the amount of $190,000 payable on demand and bears interest at the rate of eight percent (8%) per annum.  In addition, as of June 30, 2008, the Company has received $626,950 under a line of credit provided by Sequoia International, Inc. The line of credit is past due and bears interest at eight percent (8%) per annum. The Company requires additional capital to meet its operating requirements. The Company has not yet established revenues to cover its operating costs.  The Company’s strategy during the year ending September 30, 2008 consist of remaining focused on the acquisition of innovative medical diagnostic technologies that are ideally suited for further development, regulatory approval and distribution in the United States and overseas.  Management believes the Company will soon be able to generate revenues to assist in covering its operating costs through the sale of Zonda, Incorporated’s medical diagnostic testing product line.  In the event Zonda, Incorporated does not sustain cash flow positive operations or if a suitable acquisition is unavailable or if financing is unavailable, there is substantial doubt about the Company’s ability to continue as a going concern.

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

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective as of June 30, 2008 to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Based on its assessment, management concluded that, as of June 30, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

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

 PART II.

Other Information

Item 1. Legal Proceedings

During the quarter ended March 31, 2008, the Company agreed to settlement terms with Sequoia International, Inc. for satisfaction of a past due amount of $150,000 payable under the line of credit. The Company agreed to settle by issuing a total of 250 million shares of its common stock.  During the quarter ended March 31, 2008, the Company issued 30 million shares and during the quarter ended June 30, 2008, the Company issued a total of 220 million shares to satisfy this transaction. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. As a result of this transaction, the Company recorded settlement costs of $575,000 representing the difference between the amount of debt and the value of the securities issued. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors. As of the date of this report, all shares have been released from escrow.

During the quarter ended June 30, 2008, the Company agreed to settlement terms with Sequoia International, Inc. for satisfaction of a past due amount of $26,000 payable under the line of credit. The Company agreed to settle by issuing a total of 130 million shares of its common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  During the quarter ended June 30, 2008, the Company issued a total of 90 million shares and subsequent to the quarter ended June 30, 2008, the Company issued the remaining 40 million shares to satisfy this transaction. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors.  As of the date of this report, all shares have been released from escrow.

Subsequent to the quarter ended June 30, 2008, the Company agreed to settlement terms with Sequoia International, Inc. for satisfaction of a past due amount of $150,000 payable under the line of credit. The Company agreed to settle by issuing a total of 950 million shares of its common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors. As of the date of this report, 565 million shares remain in escrow.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2008, the Company agreed to settlement terms with Sequoia International, Inc. for satisfaction of a past due amount of $150,000 payable under the line of credit. The Company agreed to settle by issuing a total of 250 million shares of its common stock.  During the quarter ended March 31, 2008, the Company issued a total of 30 million shares and during the quarter ended June 30, 2008, the Company issued the remaining 220 million shares to satisfy this transaction. These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended. As a result of this transaction, the Company recorded settlement costs of $575,000 representing the difference between the amount of debt and the value of the securities issued.  The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors. As of the date of this report, all shares have been released from escrow.

During the quarter ended June 30, 2008, the Company agreed to settlement terms with Sequoia International, Inc. for satisfaction of a past due amount of $26,000 payable under the line of credit. The Company agreed to settle by issuing a total of 130 million shares of its common stock.  These shares were issued pursuant to Section 3(a)(10) of the Securities Act of 1933, as amended.  During the quarter ended June 30, 2008, the Company issued a total of 90 million shares and subsequent to the quarter ended June 30, 2008, the Company issued the remaining 40 million shares to satisfy this transaction. The Company and Sequoia agreed that the shares would be issued into an escrow account to prevent their immediate resale into the market.  Under the terms of the escrow, Sequoia may not obtain any shares from escrow if the release of such escrow shares would result in Sequoia becoming the beneficial owner of more than 9.9% of the Company’s common stock.  Further, all shares in escrow are voted by the Company’s chairman of the Board of Directors. As of the date of this report, all shares have been released from escrow.

Issuer’s Repurchases during the Quarter

We did not repurchase any of our securities during the quarter ended June 30, 2008.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to Vote of Security Holders

On April 8, 2008, a Special Meeting of the Company’s shareholders was held where the following action was taken by a majority vote of shareholders:

To amend the Company's Articles of Incorporation to change the name of the corporation to CLX Medical, Inc.

On July 25, 2008, a Special Meeting of the Company’s shareholders was held where the following action was taken by a majority vote of shareholders:

1) To amend the Company’s Articles of Incorporation to authorize five billion (5,000,000,000) shares of capital stock of the Company, of which four billion nine hundred fifty million (4,950,000,000) shares will relate to Common Stock and fifty million (50,000,000) shares will relate to preferred stock, subject to further designation by the Board of Directors of the Company; and

2) To amend the Company’s Articles of Incorporation to effect a reverse split of the Company’s Common Stock at a ratio of up to one-for-two thousand during the twelve month period following the date of the Special Meeting of Shareholders.

Item 5. Other Information

At the Special Meeting of Stockholders of CLX Medical, Inc. held on July 25, 2008, a majority of the Company’s stockholders approved the proposal to increase the number of shares of capital stock that the Company is authorized to issue to five billion. Effective the same date, the Company filed an amendment to the articles of incorporation with the state of Colorado to amend the Company’s Articles of Incorporation to authorize five billion (5,000,000,000) shares of capital stock of the Company, of which four billion nine hundred fifty million (4,950,000,000) shares will relate to Common Stock and fifty million (50,000,000) shares will relate to preferred stock.  A copy of the amendment is filed as exhibit 3.8 to this Form 10-QSB.

Item 6. Exhibits

The following exhibits are filed as part of this statement:

Exhibit No.	Description	Location
3.1	Articles of Incorporation	*
3.2	Amendment to the articles of incorporation, dated December 15, 1977	*
3.3	Amendment to the articles of incorporation, dated June 4, 1991	*
3.4	Amendment to the articles of incorporation, dated March 26, 1993	*
3.5	Amendment to the articles of incorporation, dated August 30, 2004	*
3.6	By-laws	*
3.7	Amendment to the articles of incorporation, dated April 10, 2008	****
3.8	Amendment to the articles of incorporation, dated July 25, 2008	Filed herewith
14	Code of Ethics	***
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
99(i)	Audit Committee Charter adopted December 7, 2004	**

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

Dated: August 13, 2008
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

Date: August 13, 2008	By: /s/ Vera Leonard Vera Leonard, Chief Executive Officer

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

Date: August 13, 2008	By: /s/ Robert McCoy Robert McCoy, Treasurer (Principle Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Medical, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Vera Leonard, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Vera Leonard Vera Leonard Chief Executive Officer August 13, 2008

EXHIBIT 32.2

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of CLX Medical, Inc. (the "Company") on Form 10-QSB for the period ending June 30, 2008, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert McCoy, Treasurer (Principle Accounting Officer) of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of the operation of the Company.

/s/ Robert McCoy Robert McCoy Treasurer (Principle Accounting Officer) August 13, 2008